Form 10-K
period 2021-06-30
MPHASE TECHNOLOGIES, INC.
filed 2021-10-13
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 million.

As of October 11, 2021, 79,190,821 shares of common stock were outstanding.

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

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “mPhase,” “we,” “us,” and “our” refers to mPhase Technologies, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General Description of the Business

mPhase Technologies, Inc. (“mPhase” or the “Company”) is a publicly-held New Jersey corporation which was organized on October 2, 1996. The Company has over 11,000 shareholders and 79,190,821 shares of common stock outstanding at October 11, 2021. The Company’s common stock is traded on the OTCQB under the ticker symbol XDSL. The Company is headquartered in Gaithersburg, Maryland. As of October 1, 2021, the Company employs 20 full-time employees, two of whom are officers of the Company and 13 consultants, seven of which provide technology platform development services, four that provide sales and marketing services, one that provides HR services, and one that provides accounting services. The Company’s subsidiary in India employs a total of 16 software engineers and data analysis experts.

As of January 11, 2019, the Company underwent a major change in management and control. The Company entered into an Employment Agreement with Mr. Anshu Bhatnagar to become the new President and Chief Executive Officer and a Director of the Company. Mr. Bhatnagar was also the President and CEO of Verus International, Inc. (ticker symbol “VRUS”) a publicly-held company. Mr. Bhatnagar replaced Mr. Ronald Durando who resigned as CEO. Mr. Durando remained a Director of the Company until his resignation from such position effective March 20, 2019. Effective January 11, 2019 all of the other prior Officers and Directors of the Company resigned their respective positions. On January 28, 2019, Mr. Smiley, the former CFO of the Company, was reappointed as interim CFO and on June 6, 2019, Mr. Smiley resigned as CFO of the Company and was replaced by Christopher Cutchens. Under the terms of Mr. Bhatnagar’s Employment Agreement, he will receive a base salary of $275,000 per annum and was granted 2,620,899 shares of Common Stock, representing 20% of the Company’s Common Stock then outstanding at January 11, 2019. In addition, Mr. Bhatnagar, pursuant to the terms of a Transition Agreement shall earn the right to be issued 4% of additional shares of the Company’s Common Stock for each $1 million of gross revenue generated by the Company. Once the Company has achieved gross revenue of not less than $15,000,000 or is up-listed to a National Securities Exchange, Mr. Bhatnagar will have earned the remaining amount of the Company’s Common Stock not to exceed 80% of the shares outstanding at January 11, 2019 as adjusted for the Reverse Split of the Company’s Common Stock as described below. As of December 31, 2020, the Company achieved gross revenue in excess of $15,000,000 and Mr. Bhatnagar earned the remaining maximum amount of the Company’s Common Stock in accordance with the terms of the Transition Agreement.

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

During 2021, the Company announced that it would be adding 5G and EV charging to its consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning. As of July 2021, mPhase was actively planning pilot programs in 5G and EV charging, as part of a larger strategy to build an AI-driven consumer ecosystem. By late-2021, the Company plans to transition into a “green” consumer company, serving as an important bridge between consumers, retailers, and service providers.

The Company can best be described as a technology company focused on consumer engagement using data analytics and artificial intelligence to create a monetizable link between consumers and retailers at opportunistic times and places. The Company is currently building a connected ecosystem of EV charging, 5G internet connectivity and software solutions that optimize consumer engagement within the framework of a SaaS/TaaS model. Branded under the mPower name, this ecosystem will empower the way people shop, dine, fuel and interact with the world to create a richer life experience. The mPower ecosystem is tailored to each individual’s tastes and needs, with particular emphasis on empowering tomorrow’s green consumer. The Company also has data driven business units generating recurring revenue outside of its consumer ecosystem, in addition to legacy nanobattery technology and a related patent portfolio that are slated for future development. The Company plans to expand into other markets, both in the United States and globally, where it believes its technology and services will provide a distinct competitive advantage over its competition.

Concurrently, the Company continues to pursue strategic alternatives to best monetize its patent portfolio, including partnering to exploit opportunities for its drug delivery system. The Company continues seeking to obtain government funding available under the Departments of Defense and Homeland Security including The Department of Defense Ordnance Technology Consortium (“DOTC”), Small Business Innovative Research (“SBIR”), Cooperative Research and Development Agreements (“CRADA”) and similar programs for targeted applications for its smart nano-battery applications.

Description of Operations

Platform Technology

mPower EV/5G Consumer Engagement Platform

The Company is building an AI-driven, global consumer engagement platform that incorporates both patented in-house and third-party technologies to support adoption and use. To create this ecosystem, the Company is utilizing the technology and teams from its CloseComms consumer engagement group and its Travel Buddhi trip planning experts and other engineering teams. The Company recently onboarded experts in EV charging and 5G communication to create new points of contact for this emerging platform. The completed platform will be designed to learn individual consumer preferences to match retail and other promotional activities to consumer behavior during travel. The platform will enable travelers to customize their experience, including tailoring to create a new set of tools for the “green” consumer.

The consumer engagement portion of the platform has already been successfully tested at major quick service restaurant chains, including Subway, while the technology segments in 5G and EV charging are in the pilot planning phase. The goal is to have a full ecosystem in pilot mode by the end of 2021. The platform will the first of its kind, creating multiple monetizable points of contact under a hybrid SaaS/TaaS model.

The 5G portion of the platform is also being developed to target municipal and other government entities seeking to develop networks for education and other public services.

Artificial Intelligence and Machine Learning

The Company has a team of 15 software engineers and data analysis experts capable of enabling the Company to provide products in the artificial intelligence and machine learning areas. Additionally, through its recent transaction with CloseComms, the Company has contracted with 11 software engineer consultants enabling the Company to provide retail customers important customer data while enabling AI-enhanced, targeted promotions to drive store traffic and sales. The Company has in place and is developing proprietary software to enable customers to enhance their business capabilities by providing sophisticated digital analysis of large volumes of data to provide sophisticated solutions to complex problems.

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

Products and Services

Since its inception in 1996, the Company has been focused on the development of intellectual property involving high technology innovative solutions and products with high-growth potential. The Company has previously served as an incubator for exploratory research and initial development for products that are best characterized as having a high risk/high reward profile since they involve exploratory research to achieve significant scientific breakthroughs from existing products that can have a substantial economic impact and benefit upon successful commercialization. Since January 11, 20192020, the new management of the Company has shifted the focus to the rapid expansion of profit centers centered around the rapid creation, either by acquisition or fast development of software platforms that will enable the Company to generate revenue from artificial intelligence and machine learning technologies.

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

Commencing in fiscal year ended June 30, 2013, the Company has limited product development of its Smart NanoBattery in order to conserve resources. The Company continues through the fiscal year ended June 30, 2021, to protect its intellectual property with respect to the Smart NanoBattery through active management of its patent portfolio.

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

In order to conserve financial resources, the Company did not file for patent protection on any additional technology or products during the fiscal year ended June 30, 2021. As of the date hereof, the Company has rights under the following patents:

●	Bypass for telephone system splitter, Filed 3/18/2003 in United States, Patent Number 6,535,581
●	Signal splitter with test relays on auxiliary circuit board and system using same, filed 7/12/2005, Patent Number 6,917,683
●	ALWA-001 Battery System, Filed 3/20/2008 in United States, Patent Number 8,021,773
●	ALWA-004 Tunable Liquid Microlens with Lubrication Assisted Electrowetting, Filed 9/13/2001in United States, Patent Number 6,545,815
●	ALWA-005 Method and Apparatus for Controlling Friction Between a Fluid and a Body, Filed 8/27/2003 in United States, Patent Number 7,156,032
●	ALWA-006 Electrowetting Battery Having a Nanostructured Electrode Surface, Filed 11/18/2003 in United States, Patent Number 7,227,235
●	ALWA-007 Method And Apparatus For Controlling The Flow Resistance Of A Fluid On Nanostructured Or Microstructured Surfaces, Filed 9/30/2003 in United States, Patent Number 8,124,423
●	ALWA-009 Method And Apparatus For Controlling The Flow Resistance Of A Fluid On Nanostructured Or Structured Membrane with Controllable Permeability, Filed 7/28/2006 in United States, Patent Number 7,695,550
●	ALWA-010 End of Life Cycle, Nanostructured Battery, Filed 3/18/2004 in United States, Patent Number 7,618,746
●	ALWA-014 Device for Fluid Spreading and Transport, Filed 1/25/2008 in United States, Patent Number 8,435,397
●	ALWA-019 Modular Device, Filed 9/2/2009 in United States, Patent Number 8,344,543
●	ALWA-034 Reserve Battery System, Filed 3/2/2010 in United States, Patent Number 8,372,531
●	Controlling access and accessing a traffic network in high density environment, Filed 12/7/2017,Patent Number GB2559469

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

Employees

As of October 1, 2021, the Company employs 20 full-time employees, two of whom are officers of the Company and 13 consultants, seven of which provide technology platform development services, four that provide sales and marketing services, one that provides HR services, and one that provides accounting services. The Company’s subsidiary in India employs a total of 16 software engineers and data analysis experts.

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

We have had net losses of approximately $226,000,000 since our inception in 1996 and cannot be certain when or if we will ever be profitable. If we continue to incur losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies with new products in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as a company we have fewer resources than an established company, and we may be more vulnerable operationally and financially to external factors beyond our control.

We generated net income of $1,666,011 and incurred a net loss of $14,093,567 for the years ended June 30, 2021 and 2020, respectively. If we are unable to achieve profitability, we may be unable to continue our operations.

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

At June 30, 2021 and 2020, approximately 100% and 100%, respectively, of accounts receivable were concentrated with one customer located outside the United States. For the years ended June 30, 2021 and 2020, approximately 100% and 100%, respectively, of revenue were concentrated with the same customer. The loss of this customer, or a substantial decrease in demand by this customer for our products, would have a material adverse effect on our business, results of operations and financial condition.

We depend on one primary vendor and the loss of this vendor would have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2021 and 2020, approximately 90% and 95%, respectively, of accounts payable were concentrated with one vendor located outside the United States. For the years ended June 30, 2021 and 2020, approximately 100% and 100%, respectively, of cost of revenue were concentrated with the same vendor. The loss of this vendor would have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our headquarters are located at 9841 Washingtonian Boulevard, Suite 200, Gaithersburg, MD 20878. The lease for this office, which presently is month to month, is charged at a monthly cost of $1,600 ($19,200 annually).

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

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. The Company satisfied the initial cash payment as specified in the Note. On April 13, 2021, the Company entered into a third amendment (the “Third Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “New Note”) to replace the Note and repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on April 13, 2022, bears interest at a rate of 10% per annum, requires certain monthly minimum payments in cash or the Company’s common stock as specified in the New Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the New Note. The New Note may be prepaid by the Company at any time prior to maturity without penalty. On April 16, 2021, the Company paid $235,000 to satisfy, pay in full, and extinguish the New Note and the Judgement Settlement Agreement, which resulted in a gain on debt settlement of $549,026 during the year ended June 30, 2021.

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

Stockholders

As of October 11, 2021, there were approximately 12,000 registered holders of record of our common stock and the last reported sale price of our common stock on the OTCPink was $0.29 per share.

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

Recent Sales of Unregistered Securities

The following securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder. The sale of these securities; did not involve any solicitation or advertisement, were for investment purposes only and not for resale, and did not include more than 35 non-accredited investors. The securities were issued with restrictions on the resale of the securities.

On September 7, 2021, the Company issued 50,000 shares of common stock at approximately $0.30 per share for approximately $15,000 in services.

On July 30, 2021, the Company issued 11,691 shares of common stock at approximately $0.43 per share for approximately $5,000 in services.

On July 30, 2021, the Company issued 14,493 shares of common stock at approximately $0.34 per share for approximately $5,000 in services.

On July 30, 2021, the Company issued 17,241 shares of common stock at approximately $0.29 per share for approximately $5,000 in services.

On July 30, 2021, the Company issued 250,000 shares of common stock at approximately $0.21 per share for approximately $54,000 in services.

On July 30, 2021, the Company issued 200,000 shares of common stock at approximately $0.32 per share for approximately $64,000 in services.

On April 15, 2021, the Company issued 23,277 shares of common stock at approximately $0.21 per share for approximately $5,000 in services.

On April 15, 2021, the Company issued 18,797 shares of common stock at approximately $0.27 per share for approximately $5,000 in services.

On April 15, 2021, the Company issued 42,772 shares of common stock at approximately $0.12 per share for approximately $5,000 in services.

On April 15, 2021, the Company issued 128,205 shares of common stock at approximately $0.04 per share for approximately $5,000 in services.

On April 15, 2021, the Company issued 450,000 shares of common stock at approximately $0.22 per share for approximately $97,000 in services.

On February 23, 2021, the Company issued 1,032,918 shares of common stock at approximately $0.10 per share pursuant to a convertible promissory note.

On February 9, 2021, the Company issued 450,000 shares of common stock at approximately $0.27 per share pursuant to the issuance of a promissory note.

On January 20, 2021, the Company issued 3,352,066 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On January 18, 2021, the Company issued 559,076 shares of common stock at approximately $0.13 per share for approximately $74,000 in services.

On January 1, 2021, the Company issued 115,817 shares of common stock at approximately $0.05 per share for approximately $6,000 in services.

On December 2, 2020, the Company issued 2,666,666 shares of common stock at approximately $0.36 per share pursuant to the CloseComms transaction.

On August 11, 2020, the Company issued 2,038,218 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On August 5, 2020, the Company issued 1,068,973 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On August 4, 2020, the Company issued 711,180 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 29, 2020, the Company issued 37,390,452 shares of common stock at approximately $0.03 per share pursuant to a warrant exchange agreement with the Company’s Chief Executive Officer.

On July 29, 2020, the Company issued 709,713 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 28, 2020, the Company issued 639,080 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 27, 2020, the Company issued 1,149,425 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 23, 2020, the Company issued 2,275,862 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 23, 2020, the Company issued 726,984 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 22, 2020, the Company issued 1,113,653 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 22, 2020, the Company issued 832,189 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 20, 2020, the Company issued 620,401 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 20, 2020, the Company issued 1,100,432 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 16, 2020, the Company issued 200,000 shares of common stock at approximately $0.03 per share for approximately $7,000 in services.

On July 16, 2020, the Company issued 548,911 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 15, 2020, the Company issued 771,716 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 13, 2020, the Company issued 547,930 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 10, 2020, the Company issued 513,940 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On July 10, 2020, the Company issued 962,529 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

On June 30, 2020, the Company issued 726,560 shares of common stock at approximately $0.04 per share pursuant to a convertible promissory note.

On June 30, 2020, the Company issued 712,365 shares of common stock at approximately $0.04 per share pursuant to a convertible promissory note.

On June 23, 2020, the Company issued 620,161 shares of common stock at approximately $0.10 per share pursuant to a convertible promissory note.

On June 23, 2020, the Company issued 580,724 shares of common stock at approximately $0.07 per share pursuant to a convertible promissory note.

On June 22, 2020, the Company issued 409,946 shares of common stock at approximately $0.07 per share pursuant to a convertible promissory note.

On June 18, 2020, the Company issued 362,214 shares of common stock at approximately $0.07 per share pursuant to a convertible promissory note.

On June 17, 2020, the Company issued 434,749 shares of common stock at approximately $0.07 per share pursuant to a convertible promissory note.

On June 10, 2020, the Company issued 434,110 shares of common stock at approximately $0.07 per share pursuant to a convertible promissory note.

On June 3, 2020, the Company issued 541,724 shares of common stock at approximately $0.10 per share pursuant to a convertible promissory note.

On May 22, 2020, the Company issued 166,666 shares of common stock at approximately $0.09 per share pursuant to a convertible promissory note.

On May 12, 2020, the Company issued 215,053 shares of common stock at approximately $0.09 per share pursuant to a convertible promissory note.

On May 8, 2020, the Company issued 198,150 shares of common stock at approximately $0.09 per share pursuant to a convertible promissory note.

On April 17, 2020, the Company issued 58,651 shares of common stock at approximately $0.17 per share pursuant to a convertible promissory note.

On April 17, 2020, the Company issued 150,000 shares of common stock at approximately $0.17 per share pursuant to a convertible promissory note.

On April 8, 2020, the Company issued 47,713 shares of common stock at approximately $0.21 per share pursuant to a convertible promissory note.

On April 8, 2020, the Company issued 145,933 shares of common stock at approximately $0.21 per share pursuant to a convertible promissory note.

On March 27, 2020, the Company issued 37,634 shares of common stock at approximately $0.28 per share pursuant to a convertible promissory note.

On March 27, 2020, the Company issued 30,459 shares of common stock at approximately $0.28 per share pursuant to a convertible promissory note.

On February 12, 2020, the Company issued 60,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

On January 17, 2020, the Company issued 190,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

On January 16, 2020, the Company issued 280,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

On January 16, 2020, the Company issued 9,147 shares of common stock at approximately $1.03 per share for approximately $9,400 in services.

On January 16, 2020, the Company issued 1,856 shares of common stock at approximately $1.01 per share for approximately $1,900 in services.

On January 15, 2020, the Company issued 174,216 shares of common stock at approximately $0.72 per share pursuant to a private placement memorandum.

On January 14, 2020, the Company issued 35,361 shares of common stock at approximately $0.71 per share pursuant to a private placement memorandum.

On November 7, 2019, the Company issued 10,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

On October 18, 2019, the Company issued 62,000 shares of common stock at approximately $0.25 per share for approximately $15,500 in services.

On October 9, 2019, the Company issued 231,635 shares of common stock at approximately $0.89 per share pursuant to the Chief Financial Officer’s employment agreement.

On August 19, 2019, the Company issued 140,000 shares of common stock at approximately $0.25 per share for approximately $35,000 in services.

On August 13, 2019, the Company issued 17,204 shares of common stock at approximately $0.25 per share pursuant to a convertible promissory note.

On August 6, 2019, the Company issued 340,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

On August 6, 2019, the Company issued 12,000 shares of common stock at approximately $0.25 per share pursuant to a convertible promissory note.

On August 6, 2019, the Company issued 50,150 shares of common stock at approximately $0.25 per share for approximately $12,500 in services.

On July 2, 2019, the Company issued 575,300 shares of common stock at approximately $0.25 per share for approximately $18,800 in services.

On July 2, 2019, the Company issued 40,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

During the fiscal quarter ended June 30, 2019, the Company issued 200,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

On January 16, 2019, the Company issued 2,620,899 shares of common stock at approximately $0.50 per share pursuant to the Chief Executive Officer’s employment agreement.

During the fiscal quarter ended March 31, 2019, the Company issued 320,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

During the fiscal quarter ended December 31, 2018, the Company issued 593,240 shares of common stock at approximately $0.25 per share pursuant to convertible promissory notes and services.

During the fiscal quarter ended December 31, 2018, the Company issued 80,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

During the fiscal quarter ended September 30, 2018, the Company issued 3,305,492 shares of common stock at approximately $0.50 per share pursuant to convertible promissory notes and services.

During the fiscal quarter ended September 30, 2018, the Company issued 1,150,000 shares of common stock at approximately $0.50 per share for approximately $575,000 in services.

During the fiscal quarter ended September 30, 2018, the Company issued 40,000 shares of common stock at approximately $0.25 per share pursuant to a private placement memorandum.

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

Recent Developments

Financings

Evergreen Agreement

On April 6, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Evergreen Capital Management LLC (the “Investor”), pursuant to which the Company sold to the Investor a 15% OID convertible promissory note with a principal amount of $1,771,000 (the “Note”) and a warrant (the “Warrant”) to purchase up to 8,855,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) for proceeds of $1,540,000.

The Note matures on April 6, 2022, bears interest at the rate of 5% per annum and is convertible at any time upon the option of the Investor into shares of Common Stock at a conversion price equal to $0.20 per share or, upon the occurrence and during the continuance of an Event of Default (as defined in the Note), if lower, at a conversion price equal to 75% of the lowest daily VWAP of the Common Stock during the 20 consecutive trading days immediately preceding the applicable conversion date. The Company has the right to prepay all or any portion of the outstanding balance of the Note in an amount equal to 115% or 120%, depending on whether such repayment is made before November 5, 2021 or after November 5, 2021, respectively, multiplied by the portion of the outstanding balance to be prepaid. The Company is required to prepay all or any portion of the outstanding balance of the Note upon the occurrence of a Qualified Financing (as defined in the Note). If at any time while the Note is outstanding, the Company completes any single Future Transaction (as defined in the Note), the Investor may, in its sole discretion, elect to apply all, or any portion, of the then outstanding principal amount of this Note and any accrued but unpaid interest, as purchase consideration for such Future Transaction.

The Warrant is exercisable at a purchase price of $0.20 per share at any time on or prior to April 6, 2025, and may be exercised on a cashless basis, beginning on the six-month anniversary of the Effective Date, if the shares of Common Stock underlying the Warrant are not then registered under the Securities Act of 1933, as amended (the “Securities Act”). The Investor will not have the right to exercise the Warrant if the Investor, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its conversion and under no circumstances may exercise the Warrant if the Investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its exercise.

The SPA contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

Investors’ Agreement

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

The Notes mature on May 5, 2022, bear interest at the rate of 5% per annum and are convertible at any time upon the option of the Investors into shares of Common Stock at a conversion price equal to $0.20 per share. The Company has the right to prepay all or any portion of the outstanding balance of the Notes in an amount equal to 115% or 120%, depending on whether such repayment is made before November 5, 2021 or after November 5, 2021, respectively, multiplied by the portion of the outstanding balance to be prepaid.

The Warrants are exercisable at a purchase price of $0.20 per share at any time on or prior to May 5, 2025, and may be exercised on a cashless basis, beginning on the six-month anniversary of the Effective Date, if the shares of Common Stock underlying the Warrants are not then registered under the Securities Act of 1933, as amended (the “Securities Act”).

The SPA contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

Officer Appointments and Departures

On May 17, 2021, the board of directors the Company appointed Mr. Venkat Kodumudi as the Company’s Chief Operating Officer (the “Appointment”).

Venkat Kodumudi, age 52, combines over 29 years of experience in information technology industry senior management that includes a 14-year career as software developer and architect. Previously, he had been involved in over 5 companies and a Federal Government Agency, in the information technology industry holding positions including chief technology officer, health product practice lead, director, and deputy director for IT operations. From 2017 through May, 2021, Venkat was a Director for CGI, Inc., (NYSE: GIB) IT services company, with diverse duties including practice lead for blockchain and intelligent automation technology. From 2016 to 2017, he was CTO for FocalCXM, Inc., a company involved in building and supporting consumer engagement solutions for the Lifesciences industry. From 2004 to 2015, he held various director level positions for the Transportation Security Agency (TSA), including operating and managing TSA’s Enterprise Learning Management System (LMS). Mr. Kodumudi has a Master’s degree in Computer Science from Arizona State University and an MBA from George Mason University.

In connection with the Appointment, Mr. Kodumudi entered into an Employment Agreement (the “Employment Agreement”) with the Company. The Employment Agreement is for an indefinite term and may be terminated with or without cause. Mr. Kodumudi will receive an annual base salary of $200,000.00 (the “Base Salary”) and shall be eligible to earn a performance bonus in the target amount of up to 50% of the Base Salary, if any, upon the attainment of performance goals established by the Chief Executive Officer of the Company. In connection with his Appointment, Mr. Kodumudi was granted 500,000 restricted stock units of the Company’s common stock (the “RSUs”). The RSUs shall vest in accordance with the following: (i) 125,000 of the RSUs shall vest on the one year anniversary of the Effective Date; (ii) 125,000 RSUs shall vest on the second year anniversary of the Effective Date; (iii) 125,000 RSUs shall vest on the third year anniversary of the Effective Date; and (iv) 125,000 RSUs shall vest on the fourth year anniversary of the Effective Date. As a full-time employee of the Company, Mr. Kodumudi will be eligible to participate in all of the Company’s benefit programs.

Upon termination of Mr. Kodumudi without cause and provided that Mr. Kodumudi has been employed by the Company for a minimum of twelve (12) months but less than twenty-four (24) months, the Company shall pay or provide to Mr. Kodumudi severance pay equal to his then current monthly base salary for six months from the date of termination, during which time Mr. Kodumudi shall continue to receive all employee benefits and employee benefit plans as described in the Employment Agreement. Upon termination of Mr. Kodumudi without cause and provided that Mr. Kodumudi has been employed by the Company for a minimum of twenty-four (24) months, the Company shall pay or provide to Mr. Kodumudi severance pay equal to his then current monthly base salary for twelve months from the date of termination.

On August 27, 2021, the Board of Directors the Company appointed Suhas Subramanyam, Chester White, and Thomas Fore as members of the Board.

The terms of the appointments of Subramanyam, White, and Fore commenced on August 27, 2021 and are in effect for a period of approximately one year, until the time of the Company’s next Annual Meeting of Stockholders.

In connection with the appointments of Subramanyam, White, and Fore, on August 27, 2021, the Company entered into director agreements with Mr. Subramanyam, Mr. White and Mr. Fore. Pursuant to such agreements, the Company will compensate each such director a fee of $20,000 annually, which is to be paid in quarterly installments of $5,000. Such quarterly fee will be increased by $1,250 for each such director who serves as a member of either the Audit, Compensation, or Nominating Committee. In lieu of cash consideration, the annual fee will be paid by issuance of the number of restricted shares of the Company’s common stock equivalent to the applicable cash amount due as determined based upon the closing price on the last trading day of such quarter.

Results of Operations for the Years Ended June 30, 2021 and 2020

Continuing Operations

Revenue

Our revenue increased to $30,672,314 for the year ended June 30, 2021, compared to $30,276,422 for the year ended June 30, 2020, an increase of $395,892 or 1%. The increase is the result of deployment and growth of our learning track technology platform and services which generated $24,720,000 of subscription revenue, $3,656,274 of service and support revenue and $2,296,040 of application development and implementation revenue.

Cost of Revenue

Cost of revenue totaled $22,501,496 for the year ended June 30, 2021, compared to $22,579,544 for the year ended June 30, 2020. The decrease of $78,048 is the result of certain prior year costs not incurred during the current year.

Operating Expenses

Our operating expenses decreased to $4,964,910 for the year ended June 30, 2021, compared to $20,273,109 for the year ended June 30, 2020, a decrease of $15,308,199, or 76%. The decrease is primarily due to $16,213,606 of stock-based compensation expense recognized during 2020 related to the Company’s Chief Executive Officer and Chief Financial Officer, coupled with a decrease of $302,096 in general and administrative expenses, partially offset by an increase of $1,441,143 in software development costs.

Other Income (Expense)

Our other expense, net, increased by $22,561, or 1%, for the year ended June 30, 2021. The increase is primarily the result of increases in original issue discount, deferred financing costs, debt discount, interest expense, initial derivative expense, partially offset by a gain on the change in fair value of derivative liability associated with the convertible promissory notes, and gain on debt settlements and extinguishments.

Net Income (Loss) from Continuing Operations

We generated net income of $1,666,011 for the year ended June 30, 2021, compared to a net loss of $14,093,567 for the year ended June 30, 2020, an increase of $15,759,578. The increase in net income is primarily driven by the increase in gross profit, coupled with the decrease in operating expenses, partially offset by the increase in other income (expense).

Discontinued Operations

For the years ended June 30, 2021 and 2020, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income (loss) from discontinued operations.

Liquidity and Capital Resources

At June 30, 2021, we had $2,473,386 of cash on-hand, an increase of $2,330,973 from $142,413 at June 30, 2020.

Net cash used in operating activities of continuing operations was $1,520,703 for the year ended June 30, 2021, an increase of $176,670 from $1,344,033 used during the year ended June 30, 2020. This increase was primarily due to increases in accounts receivable and net income, partially offset by a net decrease in non-cash charges and an increase in accounts payable and accrued expenses.

Net cash used in investing activities of continuing operations was $3,064 for the year ended June 30, 2021, compared to net cash provided by investing activities of continuing operations of $69,447 for the year ended June 30, 2020. The increase was due to an increase in capital expenditures, coupled with the decrease in cash acquired from the CloseComms acquisition during the year ended June 30, 2020.

Financing activities of continuing operations increased to $3,979,336 for the year ended June 30, 2021, compared to $1,269,933 for the year ended June 30, 2020. This increase was primarily due to increased proceeds from issuances of convertible promissory notes, and proceeds from notes payable, partially offset by decreases in proceeds from the sale of common stock and notes payable to related parties, and coupled with increases in repayments of notes payable to related parties, repayments under settlement agreement, and repayments of convertible notes payable.

Going Concern

We generated net income of $1,666,011 and incurred a net loss of $14,093,567 for the years ended June 30, 2021 and 2020, respectively. We used cash in operating activities of $1,520,703 and $1,344,033 for the years ended June 30, 2021 and 2020, respectively. At June 30, 2021, we had a working capital surplus of $9,755,907, and an accumulated deficit of $226,061,409. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, management believes the Company’s present and expected cash flows will enable it to meet its obligations for a period of twelve months from the date of this filing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In the event managements’ plans do not materialize, in order to meet the Company’s working capital needs through the next twelve months and to fund the growth of its nanotechnology, artificial intelligence, and machine learning technologies, as well as our 5G and EV charging initiatives, we may consider plans to raise additional funds through the issuance of equity or debt. Although we intend to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all. Our ability to raise additional capital may also be impacted by the recent COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on our business and financial condition.

Impact of COVID-19 Pandemic

A novel strain of coronavirus, COVID-19, surfaced during December 2019 and has spread around the world, including to the United States. During March 2020, COVID-19 was declared a pandemic by the World Health Organization. During certain periods of the pandemic thus far, a number of U.S. states and various countries throughout the world had been under governmental orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. As a result of these governmental orders, we temporarily closed our domestic and international offices and required all of our employees to work remotely. As economic activity has begun and continues recovering, the impact of the COVID-19 pandemic on our business has been more reflective of greater economic and marketplace dynamics. Furthermore, in light of variant strains of the virus that have emerged, the COVID-19 pandemic could once again impact our operations and the operations of our customers and vendors as a result of quarantines, illnesses, and travel restrictions.

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

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 3 - “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended June 30, 2021 included elsewhere in this Annual Report on Form 10-K.

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

Contract liabilities include amounts billed to customers in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets (see Note 7).

Income Taxes

We accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2021 and 2020 because realization of those assets is not reasonably assured.

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

We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at June 30, 2021 and 2020.

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

Accounts Receivable

We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. Additionally, to date, the Company has entered into three separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the five tri-party settlement and offset agreements has totaled $41,250,000. At June 30, 2021 and 2020, we determined there was no requirement for an allowance for doubtful accounts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of June 30, 2021, our internal control over financial reporting was effective based on such criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Other Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of October 11, 2021.

Name	Age	Positions(s)
Anshu Bhatnagar	47	Chief Executive Officer and Chairman

Venkat Kodumudi	52	Chief Operating Officer

Suhas Subramanyam	35	Director

Chester White	57	Director

Thomas Fore	55	Director

Biographies for the members of our Board of Directors and our management team are set forth below.

Anshu Bhatnagar – Chief Executive Officer and Chairman

Anshu Bhatnagar has served as our Chief Executive Officer and Chairman of our board of directors since January 11, 2019. Mr. Bhatnagar has extensive international business experience, most recently (from January 2008 through February 2021) managing private and public international trade and distribution companies specializing in food products. Mr. Bhatnagar was also a Managing Member of Blue Capital Group, a real estate oriented multi-family office focused on acquiring, developing, and managing commercial real estate as well as investing in operating businesses from January 2008 to December 2016. Moreover, Mr. Bhatnagar was Chief Executive Officer and Chairman of Verus International Inc., a real estate services company. He has also owned and operated other successful businesses in technology, construction and waste management. A computer scientist and entrepreneur, Anshu began his technology career working on major federal government projects for Oracle and Computer Science Corp. He eventually formed his own firm (2Pi Solutions) in this space, which was ranked as one of the top 100 fastest growing companies in the U.S. before its sale in 2010. We believe Mr. Bhatnagar is qualified to serve as a member of our board because of his extensive international business experience and expertise in large-scale critical technology deployments.

Venkat Kodumudi - Chief Operating Officer

Mr. Kodumudi combines over 29 years of experience in information technology industry senior management that includes a 14-year career as software developer and architect. Previously, he had been involved in over 5 companies and a Federal Government Agency, in the information technology industry holding positions including chief technology officer, health product practice lead, director, and deputy director for IT operations. From 2017 through May, 2021, Venkat was a Director for CGI, Inc., (NYSE: GIB) IT services company, with diverse duties including practice lead for blockchain and intelligent automation technology. From 2016 to 2017, he was CTO for FocalCXM, Inc., a company involved in building and supporting consumer engagement solutions for the Lifesciences industry. From 2004 to 2015, he held various director level positions for the Transportation Security Agency (TSA), including operating and managing TSA’s Enterprise Learning Management System (LMS). Mr. Kodumudi has a Master’s degree in Computer Science from Arizona State University and an MBA from George Mason University.

Suhas Subramanyam - Director

Mr. Subramanyam is a public servant, lawyer, and technology policy expert who currently represents the 87th District in the Virginia General Assembly, where he was first elected in 2019. He was the first Indian-American elected in Virginia’s history at either the state or federal level. He also serves on the Virginia Small Business Commission and Virginia Minority Business Commission (August 2020 to present) as well as the Communications, Technology, and Innovation Committee in the House of Delegates (May 2020 to present). Previously, he served as a technology policy advisor in the White House under President Barack Obama between August 2015 through January 2017, where he ran a task force on technology policy and advised on Artificial Intelligence, cybersecurity, infrastructure policy, and economic opportunity. Before joining the White House, as an attorney with Jones Day, where he handled a range of technology and trade issues. He has also served as an advisor to Members of the U.S. House of Representatives and U.S. Senate Judiciary Committee. Mr. Subramanyam also serves as In-House Counsel at Level, Inc. (March 2021 to present). He is a resident of Loudoun County, Virginia, and holds a J.D. from Northwestern University. The Board believes that Mr. Subramanyam’s technology, regulatory, and government leadership experience will make him a valuable addition to the Board and is expected to help bring the Company towards continued growth and success.

Chester White - Director

Mr. White currently serves as CEO of QuantAI, Inc. (“QuantAI”) (2017 to present), a leading artificial intelligence FinTech company. He also serves as portfolio manager of the Helios Alpha 3x Fund, LP. Previously, Mr. White held executive positions with Paine Webber (acquired by UBS Financial Services), Dean Witter (acquired by Morgan Stanley), Wells Fargo N.A. (1998 to 2002), Merriman, and Curran Ford & Co. Additionally, Mr. White serves in various positions of increasing responsibility including a Manager of Griffin Advisors and a Partner in OneTraction Ventures. The Board believes that Mr. White’s experience in technology-based leadership roles qualifies him well to help bring the Company towards continued growth and success.

Thomas Fore - Director

Mr. Fore has an extensive background in real estate development, digital media and entertainment. He founded and is currently the CEO of Sora Development and Sora Ventures, a mixed-use master development firm with a focus on Public Private Partnerships (“P3 Projects”), both were founded in January 2006. He is also a principal at Tiderock Media LLC, a film production company since January 2010. He has more than 20 years of experience in the construction and real estate development fields. The Board believes that Mr. Fore’s experience in leadership roles in the technology, retail and commercial sections, qualifies him well to help lead the Company towards continued growth and success.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officer (“named executive officer”) and the other executive officers during our fiscal year ended June 30, 2021 and 2020.

Name and Position	Year	Salary ($)	Bonus	Stock Awards ($)		Option Awards	Non- Equity Incentive	Other ($) (6)	Total ($)
Anshu Bhatnagar	2021	$275,000	$-	$153,301	(1)	$-	$-	$37,453	$465,754
Chief Executive Officer and Director	2020	$275,000	$-	$16,202,529	(2)	$-	$-	$1,562	$16,479,091

Christopher Cutchens	2021	$37,500	$-	$5,559	(3)	$-	$-	$-	$43,059
Former Chief Financial Officer	2020	$75,000	$-	$103,078	(4)	$-	$-	$-	$178,078

Venkat Kodumudi	2021	$25,000	$-	$9,733	(5)	$-	$-	$-	$34,733
Chief Operating Officer	2020	$-	$-	$-		$-	$-	$-	$-

Suhas Subramanyam	2021	$-	$-	$-		$-	$-	$-	$-
Director	2020	$-	$-	$-		$-	$-	$-	$-

Chester White	2021	$-	$-	$-		$-	$-	$-	$-
Director	2020	$-	$-	$-		$-	$-	$-	$-

Thomas Fore	2021	$-	$-	$-		$-	$-	$-	$-
Director	2020	$-	$-	$-		$-	$-	$-	$-

(1) The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2021 stock awards relates to the fair value of the 37,390,452 shares of the Company’s common stock issued upon exchange of 37,390,452 warrants in accordance with the Exchange Agreement. For additional information regarding this exchange, please refer to Note 12 to our consolidated financial statements.

(2) The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2020 stock awards relates to warrants to purchase shares of the Company’s common stock that are granted under the provisions of the Chief Executive Officer’s employment agreement and are immediately vested upon being earned. For additional information regarding assumptions underlying the valuations of these stock awards and the calculation method, please refer to Note 12 to our consolidated financial statements.

(3) The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2021 stock awards relates to the unvested common stock granted on June 1, 2019 under the provisions of the former Chief Financial Officer’s employment agreement that were immediately vested upon resignation during January 2021.

(4) The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2020 stock awards relates to common stock granted on June 1, 2019 under the provisions of the Chief Financial Officer’s employment agreement and are immediately vested upon being earned.

(5) The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2021 stock awards relates to restricted common stock granted on May 17, 2021 under the provisions of the Chief Operating Officer’s employment agreement and are immediately vested upon being earned.

(6) Amounts represent interest on a loan to the Company.

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

Venkat Kodumudi Employment Agreement

On May 17, 2021 (the “Effective Date”), the board of directors (the “Board”) of mPhase Technologies, Inc. (the “Company”) appointed Mr. Venkat Kodumudi as the Company’s Chief Operating Officer (the “Appointment”). In connection with the Appointment, Mr. Kodumudi entered into an Employment Agreement (the “Employment Agreement”) with the Company. The Employment Agreement is for an indefinite term and may be terminated with or without cause. Mr. Kodumudi will receive an annual base salary of $200,000.00 (the “Base Salary”) and shall be eligible to earn a performance bonus in the target amount of up to 50% of the Base Salary, if any, upon the attainment of performance goals established by the Chief Executive Officer of the Company. In connection with his Appointment, Mr. Kodumudi was granted 500,000 restricted stock units of the Company’s common stock (the “RSUs”). The RSUs shall vest in accordance with the following: (i) 125,000 of the RSUs shall vest on the one year anniversary of the Effective Date; (ii) 125,000 RSUs shall vest on the second year anniversary of the Effective Date; (iii) 125,000 RSUs shall vest on the third year anniversary of the Effective Date; and (iv) 125,000 RSUs shall vest on the fourth year anniversary of the Effective Date. As a full-time employee of the Company, Mr. Kodumudi will be eligible to participate in all of the Company’s benefit programs.

Upon termination of Mr. Kodumudi without cause and provided that Mr. Kodumudi has been employed by the Company for a minimum of twelve (12) months but less than twenty-four (24) months, the Company shall pay or provide to Mr. Kodumudi severance pay equal to his then current monthly base salary for six months from the date of termination, during which time Mr. Kodumudi shall continue to receive all employee benefits and employee benefit plans as described in the Employment Agreement. Upon termination of Mr. Kodumudi without cause and provided that Mr. Kodumudi has been employed by the Company for a minimum of twenty-four (24) months, the Company shall pay or provide to Mr. Kodumudi severance pay equal to his then current monthly base salary for twelve months from the date of termination.

Director Compensation

On August 27, 2021, the Board of Directors the Company appointed Suhas Subramanyam, Chester White, and Thomas Fore as members of the Board (such appointments, collectively, the “Appointments”).

The terms of the Appointments commenced on August 27, 2021 and are in effect for a period of approximately one year, until the time of the Company’s next Annual Meeting of Stockholders.

In connection with the Appointments, on August 27, 2021, the Company entered into director agreements with Mr. Subramanyam, Mr. White and Mr. Fore (such director agreements, collectively, the “Director Agreements”).

Pursuant to the Director Agreements, the Company will compensate each such director a fee of $20,000 annually, which is to be paid in quarterly installments of $5,000. Such quarterly fee will be increased by $1,250 for each such director who serves as a member of either the Audit, Compensation, or Nominating Committee. In lieu of cash consideration, the annual fee will be paid by issuance of the number of restricted shares of the Company’s common stock equivalent to the applicable cash amount due as determined based upon the closing price on the last trading day of such quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 11, 2021, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of October 11, 2021, we had 79,190,821 shares of common stock outstanding, and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

Shares of common stock that are currently exercisable or convertible within 60 days of October 11, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name and Address (1)	Common Stock Ownership	Percentage of Common Stock Ownership	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock	Percentage of Total Voting Power(2)
Officers and Directors:
Anshu Bhatnagar (3)	37,324,285	47.1%	1,000	100%	51.0%
Venkat Kodumudi (4)	-	0%	-	0%	0%
Suhas Subramanyam (3)	21,053	*	-	0%	*
Chester White (3)	21,053	*	-	0%	*
Thomas Fore (3)	21,053	*	-	0%	*
All Officers and Directors as a Group (5 Persons)	37,387,443	47.2%	1,000	100%	51.9%
5% Stockholders:
None

* Less than one percent.

(1) Unless otherwise indicated, the address of the stockholder is c/o mPhase Technologies, Inc., 9841 Washingtonian Blvd., Suite 200, Gaithersburg, MD 20878.

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

(3) Member of the Board of Directors.

(4) Excludes 500,000 shares of common stock which vests in four equal installments on May 17, 2022, May 17, 2023, May 17, 2024, and May 17, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Related Party Transactions

Transactions with Microphase Corporation

At June 30, 2021, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Transactions With Officers

Note Payable Issuances

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. During the year ended June 30, 2021, the Company’s Chief Executive Officer converted his deferred compensation from fiscal years 2019 and 2020, totaling $381,566, and the fair value of his cancelled shares of the Company’s common stock of $496,106, into separate promissory notes. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the years ended June 30, 2021 and 2020, the officers and former officers advanced $0 and $48,052 to provide working capital to the Company and $40,656 and $4,792 has been charged for interest on loans from officers and former officers.

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

At June 30, 2021 and 2020, these outstanding notes including accrued interest totaled $747,086 and $78,758, respectively. At June 30, 2021, these promissory notes are not convertible into shares of the Company common stock.

Common Stock Issuances

During the year ended June 30, 2021, the Company recorded $21,474 of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to the Company’s former Chief Financial Officer, which vested 25% on the six month and 1 year anniversaries of the grant date. Upon Mr. Cutchens’ employment ceasing during January 2021, 115,818 unvested shares of common stock were forfeited resulting in the reversal of $68,003 of previously recognized stock-based compensation expense.

Additionally, during the year ended June 30, 2021, the Company granted 500,000 restricted shares of common stock to its Chief Operating Officer. The restricted shares of common stock vest 25% on the 1 year, 2 year, 3 year, and 4 year anniversaries of the grant date. At June 30, 2021, no shares of common stock have vested and 500,000 shares remain unvested. During the year ended June 30, 2021, the Company recorded $9,733 of stock-based compensation expense.

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

During the year ended June 30, 2020, the Company incurred $15,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former Chief Financial Officer and legal counsel. During October 2019, the entire balance of $15,500 was converted into 62,000 shares of common stock. During the year ended June 30, 2021, the Company did not incur any expense or utilize any services by Mr. Smiley, the Company’s former CFO and legal counsel.

Office Lease

Effective February 8, 2021, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 200, Gaithersburg, MD 20878, and incurred rent expense of $1,350 per month through March 31, 2021, which was payable to a related party. The current lease payment is $1,600 per month and the lease term is a month-to-month arrangement. For the year ended June 30, 2021 and 2020, $12,150 and $7,621, respectively, was recognized as rent expense. At June 30, 2021 and 2020, $35,971 and $23,821, respectively, was accrued as payable to the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal independent registered public accounting firm for the indicated services for each of the last two fiscal years were as follows:

	2021	2020
Audit fees	$30,000	$48,500
Audit related fees	15,000	21,550
Tax fees	-	-
All other fees	-	-
Total	$45,000	$70,050

Audit Fees. The fees identified under this caption were for professional services rendered by our independent public registered accounting firm for the 2021 and 2020 fiscal years in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for the years identified. Effective December 8, 2020, Boyle CPA, LLC (“Boyle CPA”), was appointed by our board of directors as the Company’s independent registered public accounting firm, replacing RBSM, LLP (“RBSM”) the Company’s prior independent registered public accounting firm since August 19, 2020. Effective August 19, 2020, RBSM, LLP (“RBSM”), was appointed by our board of directors as the Company’s independent registered public accounting firm, replacing Assurance Dimensions, Inc. (“AD”), the Company’s prior independent registered public accounting firm since November 3, 2016. All audit fees billed for professional services rendered for the 2021 fiscal year were billed solely by Boyle CPA. Audit fees billed by Boyle CPA, RBSM and AD for professional services rendered for the 2020 fiscal year were $30,000, $15,000, and $3,500, respectively.

Audit-Related Fees. The fees identified under this caption were for review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions. All audit-related fees billed for the 2021 and 2020 fiscal years were billed solely by Boyle CPA and AD, respectively.

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

Approval Policy. Our board of directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2021 and 2020 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibit Number	Description
2.1	Exchange of Stock Agreement and Plan of Reorganization (Incorporated by reference to Exhibit 2(a) to our registration statement on Form 10SB-12G filed on October 16, 1998).
2.2	Exchange of Stock Agreement and Plan of Reorganization dated June 25, 1998 (Incorporated by reference to Exhibit 2(b) to our registration statement on Form 10SB-12G filed on May 6, 1999).
3.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-1 filed July 19, 2019, Registration No. 333-23273).
3.2	Amendment to Certificate of Incorporation of the Company creating a new class of Series A Super Voting Preferred Stock of the Company and increase of authorized shares of common stock to 125 billion shares (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 4, 2019).
3.3	By Laws of the Company (Incorporated by reference to Exhibit 3.3 to Form S-1 filed July 19, 2019, Registration No. 333-23273).
3.4	Amendment to Certificate of Incorporation of the Company increasing the authorized shares of common stock to 100 million shares from 25 million shares (Incorporated by reference to Form 8-K filed September 9, 2019).
3.5	Amendment to Certificate of Incorporation of the Company increasing the authorized shares of common stock to 250 million shares from 100 million shares (Incorporated by reference to Form 8-K filed July 17, 2020).
3.6	Amendment to Certificate of Incorporation of the Company increasing the authorized shares of common stock to 500 million shares from 250 million shares (Incorporated by reference to Form 8-K filed August 6, 2020).
4.1	Definitive Schedule 14C Information Statement for a 5000/1 Reverse Split of the Company’s Common stock (filed April 22, 2019).
10.1	Development Agreement effective February 3, 2004 between Lucent Technologies, Inc. and mPhase Technologies for development of micro fuel cell Nano Technology (Incorporated by reference to Exhibit 10.18 to Amendment No. 6 to Form 10-K filed August 13, 2010).
10.2	Amendment No.2 to Development Agreement executed as of March 9, 2005 amending Development Agreement effective as of February 3, 2004, as amended relating to Micro Power Source Cells between mPhase Technologies, Inc. and Lucent Technologies, Inc. (Incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Form 10-K filed August 13, 2010).
10.3	Amendment No. 3 dated May 19, 2006 to Development Agreement between Lucent Technologies, Inc. and mPhase Technologies, Inc. effective February 3, 2004 for development of micro fuel cell nanotechnology (Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to Form 10-K filed August 13, 2010).
10.4	Amendment No. 4 dated February 3, 2007 to Development Agreement effective February 3, 2004 for development of Micro Fuel Cell Nanotechnology (Incorporated by reference to Exhibit 10.34 to Amendment No. 6 to Form 10-K filed August 13, 2010).

10.5	Phase I U.S. Army Grant dated July 7, 2007 (Incorporated by reference to Exhibit 10.46 to Form 10-K filed October 7, 2009).
10.6	Documentation including $350,000 Note and $1,000,000 Secured Note for financing between the Company and JMJ Financial dated March 25, 2008 (Incorporated by reference to Exhibit 10.49 to Form 10-K filed October 7, 2009).
10.7	Phase II U.S. Army grant dated August 29, 2008 (Incorporation by reference to Exhibit 10.52 to Form 10-K filed October 6, 2009).
10.8	Forbearance Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.1 to Form 8-K filed September 16, 2011).
10.9	Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc and John Fife (Incorporated by reference to Exhibit 99.2 to Form 8-K filed September 16, 2011).
10.10	Officer’s Certificate delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.3 to Form 8-K filed September 16, 2011).
10.11	Confession of Judgment 1 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.4 to Form 8-K filed September 16, 2011).
10.12	Confession of Judgment 2 delivered pursuant to Securities Purchase Agreement, dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.13	Registration Rights Agreement dated as of September 13, 2011 between mPhase Technologies, Inc. and John Fife (Incorporated by reference to Exhibit 99.6 to Form 8-K filed September 16, 2011).
10.14	Convertible Note dated September 13, 2011 issued by mPhase Technologies, Inc. to John Fife (Incorporated by reference to Exhibit 99.7 to Form 8-K filed September 16, 2011).
10.15	Stand Still and Restructuring Agreement entered into as of May 31,2012 with John Fife (Incorporated by reference to Exhibit 99.1 to Form 8-K filed June 5, 2012).
10.16	Stand Still and Restructuring Agreement entered into as of June 1,2012 with JMJ Financial (Incorporated by reference to Exhibit 99.2 to Form 8-K filed June 5, 2012).
10.17	Forbearance Agreement and Amendment thereto dated February 15, 2015 as amended on August 11, 2015 with John Fife (Incorporated by reference to Exhibits 99.1 and 99.2 to form 8-K filed August 12, 2015).
10.18	Second Modification to Forbearance Agreement with John Fife (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 29, 2016).
10.19	Third Modification to Forbearance Agreement with John Fife (Incorporated by reference to Exhibit 99.1 to Form 8-K filed May 23rd, 2016).
10.20	Amendment to Judgment Settlement Agreement with John Fife (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 23, 2018).
10.21	Debt/Equity Conversion Agreements of Related Parties, dated as of January 1, 2018 (Incorporated by reference to Exhibit 10.97 to Form 10-K filed October 15, 2018).
10.22+	Employment Agreement dated as of January 11, 2019 between Mr. Anshu Bhatnagar and mPhase Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 14, 2019).
10.23	Transition Agreement dated as of January 11, 2019 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 14, 2019).
10.24+	Warrant granted to Mr. Anshu Bhatnagar (Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 14, 2019).
10.25	Series A Super Voting Preferred Stock (Incorporated by reference to Exhibit 10.4 to Form 8-K filed January 14, 2019).
10.26	Reserve Agreement (Incorporated by reference to Exhibit 10.5 to Form 8-K filed January 14, 2019).
10.27	Debt Conversion Agreement (Incorporated by reference to Exhibit 10.6 to Form 8-K filed January 14, 2019).
10.28	Officers and Directors Resignation Letters (Incorporated by reference to Exhibit 10.7 to Form 8-K filed January 14, 2019).
10.29	Amendment to Judgment Settlement Agreement with John Fife (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 11, 2019).

10.30+	Employment Agreement effective June 1, 2020 between Christopher Cutchens and the Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 6, 2019).
10.31	Product License and Content Agreement (“Agreement”) between the Company and iLearningEngines, Inc., a Delaware corporation (“ILE”). (Incorporated by reference to Exhibit 1 to Amendment No. 1 to Form 8-K, filed August 12, 2019).
10.32	Amendment to Reserve Agreement dated October 9, 2020 (Incorporated by reference to Exhibit 10.37 to Form 10-K filed October 15, 2019).
10.33	Asset Purchase Agreement dated as of May 11, 2020 between the Company and CloseComms Limited (Incorporated by reference to Form 8-K Exhibit 10.1 filed May 15, 2020).
10.34	Common Stock Purchase Agreement and Registration Rights Agreement, by and among mPhase Technologies, Inc. and White Lion Capital, LLC, dated July 13, 2020 (Incorporated by reference to Form 8-K Exhibits 10.1 and 10.2 filed July 17, 2020).
10.35+	Exchange Agreement dated as of July 15, 2020 between Mr. Anshu Bhatnagar and mPhase Technologies, Inc. (Incorporated by reference to Form 8-K Exhibit 10.3 filed July 17, 2020).

10.36	Second Amendment to Judgment Settlement Agreement with John Fife and Convertible Promissory Note each dated August 17, 2020 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 21, 2020).
10.37	Securities Purchase Agreement, Convertible Promissory Note, and Warrant Agreement each dated April 6, 2021 between the Company and Evergreen Capital Management LLC (Incorporated by reference to Form 8-K Exhibits 10.1, 4.1, and 4.2, respectively, filed April 13, 2021).
10.38	Securities Purchase Agreement, Convertible Promissory Note, and Warrant Agreement each dated May 4, 2021 between the Company and two Accredited Investors (Incorporated by reference to Form 8-K Exhibits 10.1, 4.1, and 4.2, respectively, filed May 11, 2021).
10.39	Third Amendment to Judgment Settlement Agreement with John Fife and Convertible Promissory Note each dated as of April 13, 2021 (Incorporated by reference to Form 10-Q Exhibit 10.1 filed May 17, 2021).
10.40+	Employment Agreement effective May 17, 2021 between Venkat Kodumudi and the Company (Incorporated by reference to Form 8-K Exhibit 10.1 filed May 21, 2021).
10.41	Form of Director Agreement effective August 27, 2021 between Suhas Subramanyam, Chester White, and Thomas Fore and the Company (Incorporated by reference to Form 8-K Exhibit 10.1 filed September 2, 2021).
16.1	Letter from Assurance Dimensions, Inc. (Incorporated by reference to Form 8-K Exhibit 16.1 filed August 25, 2020).
20.1	Financial Statements of Alpha Predictions (Incorporated by reference to Exhibits 99.1 and 99.2 to Form 8-K/A Amendment No. 1 filed September 13, 2019).
21.1*	List of subsidiaries.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

+ Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of October 2021.

mPhase Technologies, Inc.

By:	/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Anshu Bhatnagar	Chief Executive Officer and Chairman of the Board	October 13, 2021
Anshu Bhatnagar	(Principal Executive, Financial and Accounting Officer)

/s/ Suhas Subramanyam	Director	October 13, 2021
Suhas Subramanyam

/s/ Chester White	Director	October 13, 2021
Chester White

/s/ Thomas Fore	Director	October 13, 2021
Thomas Fore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of mPhase Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of mPhase Technologies, Inc. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two-years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Considerations

As discussed in Note 2 to the financial statements, the financial statements were prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2020, conditions existed which raised substantial doubt about an entity’s ability to continue as a going concern. At June 30, 2021, this uncertainty was alleviated by Management’s plans, including the Company’s existing working capital, current net income and expected future cash flows.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the mitigation of the going concern uncertainty, we examined and evaluated the financial information that was the initial cause along with managements’ plans to mitigate the going concern and managements’ disclosure of going concern.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ
October 13, 2021

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
Assets
Current Assets
Cash	$2,473,386	$142,413
Accounts receivable, net	15,784,081	14,048,095
Prepaid expenses	238,927	4,477
Other assets	422,254	30,879
Total Current Assets	18,918,648	14,225,864
Property and equipment, net	16,518	32,669
Goodwill	3,669	3,636
Intangible asset - purchased software, net	2,079,047	2,835,117
Other assets	3,645	11,670
Total Assets	$21,021,527	$17,108,956

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,158,006	$7,897,887
Accrued expenses	1,368,367	1,123,842
Contract liabilities	350,689	219,652
Due to related parties	87,688	84,485
Note payable to officer	691,942	26,818
Notes payable	323,218	20,469
Convertible notes payable, net	1,991,036	189,641
Current portion, liabilities in arrears with convertible features	109,000	109,000
Current portion, liabilities in arrears - judgement settlement agreement (Note 9)	-	771,702
Derivative liability	-	897,631
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	9,162,741	11,423,922

Notes payable, net of current portion	146,890	167,459
Total Liabilities	9,309,631	11,591,381

Commitments and Contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized and 1,000 shares issued and outstanding at June 30, 2021 and 2020	10	10
Common stock, $0.01 par value; 500,000,000 shares authorized and 78,612,608 shares issued and 78,584,238 outstanding at June 30, 2021, and 19,318,679 shares issued and 19,174,492 outstanding at June 30, 2020	785,844	191,745
Additional paid-in-capital	236,935,277	231,984,704
Common stock to be issued	63,700	955,466
Accumulated other comprehensive (loss) income	(11,526)	113,070
Accumulated deficit	(226,061,409)	(227,727,420)
Total Stockholders’ Equity	11,711,896	5,517,575
Total Liabilities and Stockholders’ Equity	$21,021,527	$17,108,956

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	June 30,
	2021	2020
Revenue	$30,672,314	$30,276,422
Cost of revenue	22,501,496	22,579,544
Gross Profit	8,170,818	7,696,878
Operating Expenses:
Software development costs	2,433,071	991,928
Salaries and benefits	1,138,735	17,585,981
General and administrative expenses	1,393,104	1,695,200
Total Operating Expenses	4,964,910	20,273,109
Operating income (loss)	3,205,908	(12,576,231)
Other Income (Expense):
Interest expense	(683,544)	(219,589)
Gain on change in fair value of derivative liability	3,267,323	1,584,102
Initial derivative expense	(2,240,908)	(1,610,913)
Amortization of debt discounts, deferred financing costs, and original issue discounts	(2,032,516)	(899,491)
Gain (loss) on extinguishment and settlement of debt	149,748	(363,319)
Loss on asset disposal	-	(8,126)
Total Other Income (Expense)	(1,539,897)	(1,517,336)
Income (loss) before income taxes	1,666,011	(14,093,567)
Income taxes	-	-
Net income (loss)	$1,666,011	$(14,093,567)

Other comprehensive income (loss):
Unrealized (loss) gain on foreign currency translation adjustment	(124,596)	113,070
Comprehensive income (loss)	$1,541,415	$(13,980,497)

Income (loss) per common share:
Income (loss) per common share – basic and diluted	$0.02	$(1.08)

Weighted average shares outstanding – basic and diluted	73,133,533	13,052,590

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Preferred Stock		Common Stock		Additional	Common Stock	Other		Total Stockholders’
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Paid in Capital	to be Issued	Comprehensive Loss	Accumulated Deficit	Equity
Balance June 30, 2019	1,000	$10	11,689,078	$116,890	$214,007,203	$115,388	$-	$(213,633,853)	$605,638

Issuance of Common Stock to accredited investors in private placements			1,129,577	11,296	368,704	(33,000)			347,000
Common Stock to be issued for CloseComms transaction						955,466			955,466
Issuance of Common Stock for conversions of convertible promissory notes			5,872,362	58,724	995,480				1,054,204
Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables, net of reversals			294,654	2,947	216,570	(82,388)			137,129
Issuance of Common Stock for accrued services			62,000	620	45,880				46,500
Issuance of Common Stock for services related to private placements			11,003	110	(110)				-
Restricted shares issued under employment contract			115,818	1,158	148,448				149,606
Warrants earned under employment contract					16,202,529				16,202,529
Other comprehensive income							113,070		113,070
Net loss								(14,093,567)	(14,093,567)
Balance June 30, 2020	1,000	$10	19,174,492	$191,745	$231,984,704	$955,466	$113,070	$(227,727,420)	$5,517,575

Issuance of Common Stock for conversions of convertible promissory notes			20,716,750	207,169	1,389,719				1,596,888
Issuance of Common Stock for exchange of warrants			37,390,452	373,905	(220,604)				153,301
Issuance of Common Stock for CloseComms acquisition			2,666,666	26,667	928,799	(955,466)			-
Issuance of Common Stock for vendor services			1,422,127	14,221	183,146	63,700			261,067
Issuance of Common Stock for note payable issuance			450,000	4,500	117,000				121,500
Stock-based compensation for restricted shares under employment agreements			115.817	1,158	(32,395)				(31,237)
Cancellation of Common Stock of CEO			(3,352,066)	(33,521)	(462,585)				(496,106)
Relative fair value of warrants issued with convertible promissory notes					3,047,493				3,047,493
Other comprehensive loss							(124,596)		(124,596)
Net income								1,666,011	1,666,011
Balance June 30, 2021	1,000	$10	78,584,238	$785,844	$236,935,277	$63,700	$(11,526)	$(226,061,409)	$11,711,896

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,666,011	$(14,093,567)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Initial derivative expense	2,240,908	1,610,913
Amortization of debt discount, deferred financing costs, and original issue discount	2,032,516	899,491
Depreciation and amortization	925,037	929,924
Stock-based compensation	383,131	16,335,671
(Gain) loss on extinguishment and settlement of debt	(149,748)	363,319
(Gain) loss on change in fair value of derivative liability	(3,267,323)	(1,584,102)
Allowance for foreign taxes	-	145,129
Loss on asset disposal	-	8,126
Changes in operating assets and liabilities:
Increase in accounts receivable	(27,985,986)	(11,521,940)
(Increase) decrease in prepaid expenses	(180,450)	4,343
Increase in other assets	(383,350)	(39,491)
Increase in contract liabilities	131,037	219,652
Increase in accounts payable and accrued expenses	23,067,514	5,378,498
Net cash used in operating activities	(1,520,703)	(1,344,033)

Cash flows from investing activities:
Capital expenditures	(3,064)	(553)
Cash acquired in CloseComms asset acquisition	-	70,000
Net cash (used in) provided by investing activities	(3,064)	69,447

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	5,219,431	1,116,800
Proceeds from notes payable	288,000	187,333
Proceeds from sale of common stock, net of finder’s fees	-	347,000
Proceeds from notes payable to related parties	-	32,800
Repayments of notes payable to related parties	(224,595)	(32,000)
Repayments under settlement agreement	(250,000)	(120,000)
Repayments of convertible notes payable	(1,053,500)	(262,000)
Net cash provided by financing activities	3,979,336	1,269,933

Effect of foreign exchange rate changes on cash	(124,596)	113,070
Net increase in cash	2,330,973	108,417
Cash at beginning of year	142,413	33,996
Cash at end of year	$2,473,386	$142,413

Supplemental disclosure of cash flow information:
Cash paid for interest	$514,176	$118,596
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended
	June 30,
	2021	2020
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$853,800	$1,115,000

Supplemental disclosure of non-cash investing and financing activities:

Relative fair value of warrants issued with convertible promissory notes	$3,047,493	$-

Issuance of Common Stock for conversions of convertible promissory notes and accrued interest
Value	$1,596,888	$1,054,204
Shares	20,716,750	5,872,362

Cancellation of Common Stock of Chief Executive Officer
Value	$496,106	$-
Shares	3,352,066	-

Issuance of Common Stock for note payable issuance
Value	$121,500	$-
Shares	450,000	-

Issuance of Common Stock for vendor services
Value	$197,367	$46,500
Shares	1,422,127	62,000

Payment of vendor payables by former officer related party	$-	$15,252

Reversal of Common Stock to be issued for the conversion of strategic vendor payables	$-	$8,725

Common Stock to be issued for CloseComms asset acquisition
Value	$-	$955,466
Shares	-	2,666,666

Issuance of Common Stock for the conversion of Related Party debts and Strategic Vendor payables
Value	$-	$219,517
Shares	-	294,654

Issuance of Common Stock for services related to private placements
Value	$-	$11,250
Shares	-	11,003

The accompanying notes are an integral part of these consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS (continued)

During 2021, we announced that we would be adding 5G and EV charging to our consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning. As of July 2021, we were actively planning pilot programs in 5G and EV charging, as part of a larger strategy to build an AI-driven consumer ecosystem. By late-2021, we plan to transition into a “green” consumer company, serving as an important bridge between consumers, retailers, and service providers.

We can best be described as a technology company focused on consumer engagement using data analytics and artificial intelligence to create a monetizable link between consumers and retailers at opportunistic times and places. We are currently building a connected ecosystem of EV charging, 5G internet connectivity and software solutions that optimize consumer engagement within the framework of a SaaS/TaaS model. Branded under the mPower name, this ecosystem will empower the way people shop, dine, fuel and interact with the world to create a richer life experience. The mPower ecosystem is tailored to each individual’s tastes and needs, with particular emphasis on empowering tomorrow’s green consumer. We also have data driven business units generating recurring revenue outside of our consumer ecosystem, in addition to legacy nanobattery technology and a related patent portfolio that are slated for future development. We plan to expand into other markets, both in the United States and globally, where we believe our technology and services will provide a distinct competitive advantage over our competition.

Concurrently, we continue to pursue strategic alternatives to best monetize our patent portfolio, including partnering to exploit opportunities for our drug delivery system. We are seeking to obtain government funding available under the Departments of Defense and Homeland Security including The Department of Defense Ordnance Technology Consortium (“DOTC”), Small Business Innovative Research (“SBIR”), Cooperative Research and Development Agreements (“CRADA”) and similar programs for targeted applications for our smart nano-battery applications.

Impact of COVID-19 Pandemic

A novel strain of coronavirus, COVID-19, surfaced during December 2019 and has spread around the world, including to the United States. During March 2020, COVID-19 was declared a pandemic by the World Health Organization. During certain periods of the pandemic thus far, a number of U.S. states and various countries throughout the world had been under governmental orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. As a result of these governmental orders, the Company temporarily closed its domestic and international offices and required all of its employees to work remotely. As economic activity has begun and continues recovering, the impact of the COVID-19 pandemic on our business has been more reflective of greater economic and marketplace dynamics. Furthermore, in light of variant strains of the virus that have emerged, the COVID-19 pandemic could once again impact our operations and the operations of our customers and vendors as a result of quarantines, illnesses, and travel restrictions.

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

The Company has generated net income of $1,666,011 and incurred a net loss of $14,093,567 and has used cash in operating activities of $1,520,703 and $1,344,033 for the years ended June 30, 2021 and 2020, respectively. At June 30, 2021, the Company had a working capital surplus of $9,755,907, and an accumulated deficit of $226,061,409. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, management believes the Company’s present and expected cash flows will enable it to meet its obligations for a period of twelve months from the date of this filing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the event managements’ plans do not materialize, in order to meet the Company’s working capital needs through the next twelve months and to fund the growth of its nanotechnology, artificial intelligence, and machine learning technologies, as well as our 5G and EV charging initiatives, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all. The Company’s ability to raise additional capital may also be impacted by the recent COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements for the years ended June 30, 2021 and 2020, include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

The exchange rates used to translate amounts in INR (beginning March 19, 2019) and GBP (beginning May 11, 2020) into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	June 30, 2021	June 30, 2020
Period-end INR: USD exchange rate	$0.01349	$0.01329
Period-end GBP: USD exchange rate	$1.38510	$1.23244

Income statement:

	June 30, 2021	June 30, 2020
Average Annual INR: USD exchange rate	$0.01353	$0.01386
Average Annual GBP: USD exchange rate	$1.32459	$1.23680

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the years ended June 30, 2021 and 2020, this one customer accounted for approximately 100% and 100% of our total revenue, respectively. At June 30, 2021 and 2020, this one customer accounted for approximately 100% and 100% of our total accounts receivable, respectively.

Supplier Risk

Agreements which potentially subject the Company to concentrations of supplier risk consist principally of one supplier agreement. For the years ended June 30, 2021 and 2020, this one supplier accounted for approximately 100% and 100% of our total cost of revenue, respectively. At June 30, 2021 and 2020, this one supplier accounted for approximately 90% and 95% of our total accounts payable, respectively.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at June 30, 2021 or 2020. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At June 30, 2021, the Company’s cash balance at one financial institution exceeded the FDIC limit. At June 30, 2020, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Additionally, to date, the Company has entered into five separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the five tri-party settlement and offset agreements has totaled $41,250,000. At June 30, 2021 and 2020, the Company determined there was no requirement for an allowance for doubtful accounts.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful lives range from 3 to 7 years based upon asset class. When an asset is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $22,760 and $6,020 for the year ended June 30, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended June 30, 2021 and 2020, the Company did not impair any long-lived assets.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss, if any. On June 30, 2021, we performed our annual evaluation of goodwill impairment and determined that the estimated fair value of our reporting unit exceeded its carrying value.

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of June 30, 2021, and 2020, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the years ended June 30, 2021 and 2020.

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

At June 30, 2021, the book value of purchased and developed technology software of $3,759,021, included three technology platforms, a machine learning platform and two artificial intelligence platforms. For the years ended June 30, 2021 and 2020, the Company incurred amortization expense of $902,277 and $923,904, respectively.

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

For the Years Ended June 30, 2021 and 2020

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, due to related parties, and current and long-term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value with the exception of the fair value of due to related parties as the fair value cannot be determined due to a lack of similar instruments available to the Company. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. At June 30, 2020, the Company had a Level 3 financial instrument related to its derivative liability. At June 30, 2021, the Company did not have a derivative liability.

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

Contract liabilities include amounts billed to customers in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets (see Note 7).

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

For the Years Ended June 30, 2021 and 2020

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740. At June 30, 2021 and 2020, the Company had a full valuation allowance against its deferred tax assets.

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its June 30, 2021, 2020, 2019, and 2018 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the years ended June 30, 2021 and 2020.

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

For the Years Ended June 30, 2021 and 2020

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. For the year ended June 30, 2021, as we incurred net income for the period, no dilutive shares related to the assumed conversion of the Company’s convertible promissory notes or assumed exercise of the Company’s outstanding warrants were included in the diluted EPS calculation, as the conversion prices of the convertible promissory notes and the exercise prices of the outstanding warrants were less than the average market price of the Company’s common stock for the year ended June 30, 2021. At June 30, 2021, there were outstanding warrants to purchase up to 25,718,971 shares of the Company’s common stock, notes payable with convertible features that if converted, would total 25,972,553 shares of the Company’s common stock, and 281,734 shares of the Company’s common stock to be issued pursuant to vendor services provided to the Company. At June 30, 2020, there were outstanding warrants to purchase up to 37,390,452 shares of the Company’s common stock, notes payable with convertible features that if converted, would total 2,529,007 shares of the Company’s common stock, 2,666,666 shares of the Company’s common stock to be issued in conjunction with the CloseComms acquisition, and 115,817 restricted shares of the Company’s common stock to be issued upon vesting pursuant to the terms of an employment agreement with its Chief Financial Officer.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 4: PROPERTY AND EQUIPMENT

At June 30, 2021 and 2020, the Company’s property and equipment consist of the following:

	June 30,
	2021	2020
Computer equipment	$142,343	$135,360
Research and development equipment	48,383	48,383
Furniture and fixtures	52,743	52,025
Property and equipment, at cost	243,469	235,768
Less: accumulated depreciation	(226,951)	(203,099)
Property and equipment, net	$16,518	$32,669

The Company recorded $23,852 and $6,020 of depreciation expense for the years ended June 30, 2021 and 2020, respectively. There was no property and equipment impairments recorded for the years ended June 30, 2021 and 2020.

NOTE 5: OTHER ACQUISITIONS

On May 11, 2020, the Company entered into an Asset Purchase Agreement to acquire all assets owned, used or held in connection with the business, other than excluded assets and assumed certain liabilities of CloseComms Limited (“CloseComms”), in exchange for 2,666,666 shares of the Company’s restricted common stock valued at $955,466. The most substantial acquired asset was a patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales. Other acquired assets included cash and computer and office equipment, while assumed liabilities included certain compensation related liabilities attributed to engaging the operational team on a consulting basis for a minimum of one (1) year. At June 30, 2021, the CloseComms technology platform has not been placed in service, but is expected to be during fiscal year 2022.

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

The relative fair value of the assets acquired and liabilities assumed, were based on management’s estimates of the fair values on May 11, 2020. The following table summarizes the consideration paid and based upon the purchase price allocation, the estimated relative fair value of the assets acquired and liabilities assumed at the acquisition date:

Consideration
2,666,666 shares of mPhase Technologies, Inc. common stock to be issued valued at $0.3583 per share	$955,466
Fair value of total consideration transferred	955,466

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	70,000
Property and equipment	35,956
Intangible asset – purchased software	954,918
Accounts payable	(2,667)
Other current liabilities	(102,741)
Total acquired net assets	$955,466

All assets have been recorded at fair value for both book and tax purposes, and therefore no deferred taxes have been recorded.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 6: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	June 30,
	2021	2020
Purchased software	$3,905,228	$3,759,021
Less: accumulated amortization	(1,826,181)	(923,904)
Purchased software, net	$2,079,047	$2,835,117

Intangible asset – Purchased Software consists of the following three developed software technologies:

Alpha Predictions purchased software	$899,362
Travel Buddhi purchased software	114,785
CloseComms purchased software	1,064,900
Total purchased software	$2,079,047

The Alpha Predictions and Travel Buddhi developed software were acquired during the fiscal year ended June 30, 2019. The CloseComms developed software was acquired as further described in Note 5. At June 30, 2021, the Travel Buddhi and CloseComms technology platforms have not been placed in service, but are expected to be during fiscal year 2022.

Developed software costs are amortized on a straight-line basis over three years. Amortization of developed software costs is included in depreciation and amortization within the consolidated statements of operations.

The Company recorded $902,277 and $923,904 of amortization expense for the years ended June 30, 2021 and 2020, respectively.

Future amortization expense related to the existing net carrying amount of developed software at June 30, 2021 is expected to be as follows:

Fiscal year 2022	$932,239
Fiscal year 2023	605,370
Fiscal year 2024	425,498
Fiscal year 2025	115,490
$2,079,047

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 7: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category and primary geographic regions within our single reporting segment:

	For the Year Ended
	June 30,
	2021	2020
Categories:
Subscription	$24,720,000	$24,720,000
Service and support	3,656,274	3,515,438
Application development and implementation	2,296,040	2,040,984
Total revenue	$30,672,314	$30,276,422

Primary Geographic Regions:
India	100%	100%
	100%	100%

The following table presents our long-lived assets by primary geographic regions within our single reporting segment:

	For the Year Ended
	June 30,
	2021	2020
India	$1,022,030	$1,901,040
United Kingdom	1,080,849	982,052
Total long-lived assets	$2,102,879	$2,883,092

For the years ended June 30, 2021 and 2020, the Company was subject to revenue concentration risk as one customer accounted for approximately 100% and 100% of its total revenue, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 7: REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

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

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets. At June 30, 2021 and 2020 contract liabilities totaled $350,689 and $219,652, respectively.

The following table presents a reconciliation of the contract liabilities from June 30, 2020 to June 30, 2021:

June 30, 2020	$219,652
Contract liability deferral	306,955
Amortization of contract liability to revenue	(175,918)
June 30, 2021	$350,689

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

NOTE 8: ACCRUED EXPENSES

Accrued expenses is comprised of the following at:

	June 30,
	2021	2020
Accrued interest	$205,741	$118,161
Accrued wages	214,683	485,647
Other expenses	947,943	520,034
Total accrued expenses	$1,368,367	$1,123,842

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 9: NOTES PAYABLE

Notes payable is comprised of the following:

	June 30,
	2021	2020
Note payable, SBA – Paycheck Protection Program [1]	$33,680	$33,388
Note payable, SBA – Economic Injury Disaster Loan [2]	160,393	154,540
Note payable, Accredited Investor [3]	276,035	-
Note payable, John Fife (dba St. George Investors)/Judgment Settlement Agreement [4]	-	771,702
Total notes payable	$470,108	$959,630
Less: current portion of notes payable	(146,890)	(792,171)
Long-term portion of notes payable	$323,218	$167,459

[1] effective April 28, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $33,333. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 28, 2020, requires 18 monthly payments of $1,876 each, consisting of principal and interest until paid in full on April 28, 2022. Subsequent to issuance, the first payment due date was extended. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. The Company has applied for forgiveness and expects to satisfy the requirements for forgiveness of the entire principal and accrued interest balance. The Company is awaiting receipt of approval of its requested forgiveness from the SBA through its treasury partner. At June 30, 2021, $33,680 was recorded as a current liability within notes payable with the consolidated balance sheets.

[2] effective May 28, 2020, the Company entered into a promissory note and security agreement with the U.S. Small Business Administration (“SBA”) in the principal amount of $150,000. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the COVID-19 Economic Injury Disaster Loan (“EIDL”) program of the U.S. Small Business Administration’s EIDL Program. The note accrues interest at a rate of 3.75% per annum, and beginning May 28, 2021, requires monthly payments of $731 each, consisting of principal and interest until paid in full on May 28, 2050. Subsequent to issuance, the SBA extended the first payment due date to 24 months from the date of the note. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, this promissory note is collateralized by certain of the Company’s property as specified within the security agreement. Furthermore, on June 4, 2020, the Company received $4,000 from the SBA, which it is currently working to obtain details from the SBA regarding this amount. As such, at June 30, 2020, the Company recorded this amount as a current liability. At June 30, 2021, $13,503 was recorded as a current liability within notes payable and $146,890 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 9: NOTES PAYABLE (continued)

[3] effective February 8, 2021, the Company entered into a securities purchase agreement with an accredited investor and issued an 12% promissory note in the principal amount of $362,250 (including a $47,250 original issue discount) to the accredited investor with a maturity date of February 8, 2022. Twelve months of interest is immediately earned by the accredited investor upon the Company receiving proceeds and is included in the required monthly repayments. On February 10, 2021, the Company received net proceeds in the amount of $288,000 as a result of $27,000 being paid for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. In accordance with the securities purchase agreement, the Company issued 1) 250,000 restricted shares of its common stock (“Commitment Shares”) to the accredited investor as additional consideration for the purchase of the promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to the accredited investor which will be returned to the Company upon timely completion of the required repayment schedule. Repayments of the promissory note shall be made in eight (8) installments each in the amount of $50,715, which commenced July 8, 2021 and continues thereafter each thirty (30) days until February 8, 2022. This promissory note is only convertible upon an event of default as defined in the promissory note. The original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares are being amortized over the term of the note. The aggregate balance of the promissory note and accrued interest was $362,250 and $43,470, respectively, at June 30, 2021. The aggregate balance of the promissory note, net of original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares at June 30, 2021 was $276,035.

[4] effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. The Company satisfied the initial cash payment as specified in the Note. On April 13, 2021, the Company entered into a third amendment (the “Third Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “New Note”) to replace the Note and repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on April 13, 2022, bears interest at a rate of 10% per annum, requires certain monthly minimum payments in cash or the Company’s common stock as specified in the New Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the New Note. The New Note may be prepaid by the Company at any time prior to maturity without penalty. On April 16, 2021, the Company paid $235,000 to satisfy, pay in full, and extinguish the New Note and the Judgement Settlement Agreement, which resulted in a gain on debt settlement of $549,026 during the year ended June 30, 2021.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 10: Convertible Debt Arrangements

JMJ Financial

At June 30, 2021 and 2020, the amount recorded in current liabilities for the one convertible note and accrued interest thereon due to JMJ Financial was $226,704 and $209,330, respectively. During the fiscal years ended June 30, 2021 and 2020 the Company recorded $17,374 and $16,043, respectively of interest for the outstanding convertible note.

At June 30, 2021 and 2020, the aggregate remaining amount of convertible securities held by JMJ could be converted into 11,335 and 10,466 shares, respectively, with a conversion price of $20.

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

For the Years Ended June 30, 2021 and 2020

NOTE 10: Convertible Debt Arrangements (continued)

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

On January 25, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender 7”) and issued an 8% convertible promissory note in the principal amount of $140,000 (including a $14,000 original issue discount) to the Lender 7 with a maturity date of January 25, 2022. On January 26, 2021, the Company received net proceeds in the amount of $120,000 as a result of $6,000 being paid to reimburse the Lender 7 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $656,325, original issue discount of $14,000, deferred financing costs of $10,800 and debt discount of $115,200. The original issue discount, deferred financing costs and debt discount were being amortized over the term of the note. During May 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 10: Convertible Debt Arrangements (continued)

On January 26, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender 8”) and issued an 8% convertible promissory note in the principal amount of $118,500 to the Lender 8 with a maturity date of January 26, 2022. On January 27, 2021, the Company received net proceeds in the amount of $115,000 as a result of $3,500 being paid to reimburse the Lender 8 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $568,609, deferred financing costs of $3,500 and debt discount of $115,000. The deferred financing costs and debt discount were being amortized over the term of the note. During April 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

On February 10, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender 9”) and issued an 8% convertible promissory note in the principal amount of $88,500 to the Lender 9 with a maturity date of February 10, 2022. On February 11, 2021, the Company received net proceeds in the amount of $85,000 as a result of $3,500 being paid to reimburse the Lender 9 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $573,537, deferred financing costs of $3,500 and debt discount of $85,000. The deferred financing costs and debt discount were being amortized over the term of the note. During April 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

On February 18, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender 10”) and issued an 8% convertible promissory note in the principal amount of $78,500 to the Lender 10 with a maturity date of February 18, 2022. On February 22, 2021, the Company received net proceeds in the amount of $75,000 as a result of $3,500 being paid to reimburse the Lender 10 for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. This convertible debenture converts at 62% of the lowest trading price during the 20 days prior to conversion. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $466,569, deferred financing costs of $3,500 and debt discount of $75,000. The deferred financing costs and debt discount were being amortized over the term of the note. During April 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 10: Convertible Debt Arrangements (continued)

Evergreen Agreement

On April 6, 2021, the Company entered into a Securities Purchase Agreement (“Agreement”) with Evergreen Capital Management LLC (the “Investor”), pursuant to which the Company sold to the Investor an aggregate of up to $2,040,000 in aggregate subscription amount of notes and warrants to purchase an aggregate of 11,730,000 shares of common stock in two (2) tranches (each a “Tranche”), with the first Tranche of $1,540,000 in subscription amount of notes (to purchase an aggregate of $1,771,000 in principal amount of notes) and warrants to purchase an aggregate of 8,855,000 shares of Common Stock being closed on upon execution of this Agreement. The closing for the second Tranche of $500,000 in subscription amount of notes (to purchase an aggregate of $575,000 in principal amount of notes) and warrants to purchase an aggregate of 2,875,000 shares of common stock will occur within three (3) business days after the later of (i) the filing by the Company of a Registration Statement on Form S-1 for the sale of common stock that will be listed on a national securities exchange, or (ii) the thirtieth (30th) day following the closing of the first Tranche. The first and second Tranches closed and funded on April 6, 2021 and May 3, 2021, respectively.

The Notes mature on April 6, 2022 and May 3, 2022, bears interest at the rate of 5% per annum and is convertible at any time upon the option of the Investor into shares of Common Stock at a conversion price equal to $0.20 per share or, upon the occurrence and during the continuance of an Event of Default (as defined in the Note), if lower, at a conversion price equal to 75% of the lowest daily VWAP of the Common Stock during the 20 consecutive trading days immediately preceding the applicable conversion date. The Company has the right to prepay all or any portion of the outstanding balance of the Note in an amount equal to 115% or 120%, depending on whether such repayment is made before November 5, 2021 or after November 5, 2021, respectively, multiplied by the portion of the outstanding balance to be prepaid. The Company is required to prepay all or any portion of the outstanding balance of the Note upon the occurrence of a Qualified Financing (as defined in the Note). If at any time while the Note is outstanding, the Company completes any single Future Transaction (as defined in the Note), the Investor may, in its sole discretion, elect to apply all, or any portion, of the then outstanding principal amount of this Note and any accrued but unpaid interest, as purchase consideration for such Future Transaction.

The Warrants are exercisable at a purchase price of $0.20 per share at any time on or prior to April 6, 2025 and May 3, 2025, and may be exercised on a cashless basis, beginning on the six-month anniversary of the Effective Date, if the shares of Common Stock underlying the Warrants are not then registered under the Securities Act of 1933, as amended (the “Securities Act”). The Investor will not have the right to exercise the Warrants if the Investor, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its conversion and under no circumstances may exercise the Warrants if the Investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its exercise.

The SPA contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

In connection herewith, the Company recorded an original issue discount of $306,000 and deferred financing costs of $42,500. The original issue discount and deferred financing costs are being amortized over the term of the note. At June 30, 2021, the aggregate balance of the convertible promissory note and accrued interest was $2,346,000 and $25,596, respectively. At June 30, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $2,073,992.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 10: Convertible Debt Arrangements (continued)

Investors’ Agreement

On May 4, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with two accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of up to $2,550,000 in Aggregate Subscription Amount of Notes and Warrants to acquire an aggregate of 15,000,000 shares of common stock in two tranches (each a “Tranche”), with the first Tranche of $1,924,999 in subscription Amount of Notes (to sell an aggregate of $2,264,706 in principal amount of Notes) and Warrants to acquire an aggregate of 11,323,529, shares of common stock being closed on upon execution of the SPA. The closing for the second tranche for $625,001 in Subscription Amount Notes (to sell an aggregate of $735,294 in principal amount of Notes) and Warrants to acquire an aggregate of 3,676,471 shares of common stock will occur within three (3) business days after the later of (i) the filing of a Registration Statement on Form S-1 for the sale of common stock that will be listed on a national securities exchange or (ii) the thirtieth (30th) day following the closing of the first Tranche. The first and second Tranches closed and funded on May 3, 2021 and June 30, 2021, respectively.

The Notes mature on May 4, 2022 and June 30, 2022, bear interest at the rate of 5% per annum and are convertible at any time upon the option of the Investors into shares of Common Stock at a conversion price equal to $0.20 per share. The Company has the right to prepay all or any portion of the outstanding balance of the Notes in an amount equal to 115% or 120%, depending on whether such repayment is made before November 5, 2021 or after November 5, 2021, respectively, multiplied by the portion of the outstanding balance to be prepaid.

The Warrants are exercisable at a purchase price of $0.20 per share at any time on or prior to May 4, 2025 and June 30, 2025, and may be exercised on a cashless basis, beginning on the six-month anniversary of the Effective Date, if the shares of Common Stock underlying the Warrants are not then registered under the Securities Act of 1933, as amended (the “Securities Act”).

The SPA contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

In connection herewith, the Company recorded an original issue discount of $419,664 and deferred financing costs of $10,000. The original issue discount and deferred financing costs are being amortized over the term of the note. At June 30, 2021, the aggregate balance of the convertible promissory note and accrued interest was $2,797,795 and $18,377, respectively. At June 30, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $2,424,877.

During the year ended June 30, 2021, the Company paid-off a total of 12 outstanding convertible promissory notes with an aggregate balance, including accrued interest and prepayment amount of $1,542,270.

At June 30, 2021 and June 30, 2020, there was $5,143,795 and $565,000 of convertible notes payable outstanding, net of discounts of $3,157,759 and $375,359, respectively.

During the year ended June 30, 2021 and 2020, amortization of original issue discount, deferred financing costs, and debt discounts amounted to $2,032,516 and $899,491, respectively.

During the years ended June 30, 2021 and 2020, $1,596,888 and $477,763, respectively, of convertible notes, including fees and interest, were converted into 20,716,750 and 5,872,362, respectively, shares of the Company’s common stock.

At June 30, 2021, the Company was in compliance with the terms of the Accredited Investors convertible promissory notes.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 10: Convertible Debt Arrangements (continued)

Notes payable under convertible debt and debenture agreements, net is comprised of the following:

	June 30,
	2021	2020
JMJ Financial	$109,000	$109,000
Accredited Investors	5,148,795	565,000
Unamortized OID, deferred financings costs, and debt discounts	(3,157,759)	(375,359)
Total convertible debt arrangements, net	$2,100,036	$298,641

At June 30, 2021 and 2020, the outstanding balances are reflected as current liabilities within our consolidated balance sheets. At June 30, 2021 and 2020, accrued interest on these convertible notes of $162,271 and $116,619, respectively, is included within accrued expenses of the consolidated balance sheets.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2019 to June 30, 2021:

Conversion feature derivative liability
June 30, 2019	$133,669
Initial fair value of derivative liability recorded as debt discount	1,115,000
Initial fair value of derivative liability charged to other expense	1,610,913
Gain on change in fair value included in earnings	(1,961,951)
June 30, 2020	897,631
Initial fair value of derivative liability recorded as debt discount	853,800
Initial fair value of derivative liability charged to other expense	2,240,908
Gain on change in fair value included in earnings	(3,267,323)
Derivative liability relieved by conversions of convertible promissory notes	(725,016)
June 30, 2021	$-

Total derivative liability at June 30, 2021 and 2020 amounted to $0 and $897,631, respectively. The change in fair value included in earnings of $3,267,323 is due in part to the quoted market price of the Company’s common stock increasing from $0.08 at June 30, 2020 to $0.43 at June 30, 2021, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 11: DERIVATIVE LIABILITY (continued)

At June 30, 2021, there were no outstanding convertible notes payable with conversion prices inclusive of “ratchet” provisions requiring the use of a binomial pricing model with binomial simulations.

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

At June 30, 2021, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2021 and 2020:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, June 30, 2021	$-	$-	$-

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability, June 30, 2020	$-	$-	$897,631

NOTE 12: STOCKHOLDERS’ EQUITY

At June 30, 2021, the total number of shares of all classes of stock that the Company shall have the authority to issue is 500,001,000 shares consisting of 500,000,000 shares of common stock, $0.01 par value per share, of which 78,612,608 shares are issued, 78,584,238 shares are outstanding and 281,734 shares are to be issued, and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred, of which 1,000 are issued and outstanding.

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

For the Years Ended June 30, 2021 and 2020

NOTE 12: STOCKHOLDERS’ EQUITY (continued)

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

Common Stock

Private Placements

During the year ended June 30, 2021, the Company did not issue any shares of common stock under any private placements with accredited investors.

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

Stock Based Compensation – Common Stock Grants

During the year ended June 30, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. For the year ended June 30, 2021, the Company recorded $153,301 of stock-based compensation expense related to the Exchange Agreement. See Common Stock Warrants section below for further details of the warrants.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 12: STOCKHOLDERS’ EQUITY (continued)

Additionally, during the year ended June 30, 2021, the Company recorded $21,474 of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to the Company’s former Chief Financial Officer, which vested 25% on the six month and 1 year anniversaries of the grant date. Upon Mr. Cutchens’ employment ceasing during January 2021, 115,818 unvested shares of common stock were forfeited resulting in the reversal of $68,003 of previously recognized stock-based compensation expense.

Furthermore, during the year ended June 30, 2021, the Company granted 500,000 restricted shares of common stock to its Chief Operating Officer. The restricted shares of common stock vest 25% on the 1 year, 2 year, 3 year, and 4 year anniversaries of the grant date. At June 30, 2021, no shares of common stock have vested and 500,000 shares remain unvested. During the year ended June 30, 2021, the Company recorded $9,733 of stock-based compensation expense.

During the year ended June 30, 2020, the Company issued 231,635 restricted shares of its common stock to the Company’s Chief Financial Officer, which were granted on June 1, 2019 (the “Grant Date”), pursuant to the terms of an employment agreement with the Company. The restricted shares of common stock vest 25% on the six-month, 1 year, 2 year, and 3 year anniversaries of the Grant Date. At June 30, 2020, 115,818 shares of common stock vested and 115,817 shares remain unvested. During the years ended June 30, 2020 and 2019, the Company recorded $133,142 and $16,464, respectively, of stock-based compensation expense related to the vested portion of this award.

Vendor Services

During the year ended June 30, 2021, the Company entered into various consulting, public relations, and marketing agreements whereby the Company issued an aggregate of 1,422,127 restricted shares of its common stock and has an aggregate of 281,734 restricted shares of common stock to be issued, for services to be performed during specified periods of time. During the year ended June 30, 2021, the Company recorded $261,067 of expense.

During the year ended June 30, 2020, there were no shares of common stock issued to any vendors for consulting, public relations, or marketing services.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 12: STOCKHOLDERS’ EQUITY (continued)

Conversion of Service Fees

During the year ended June 30, 2020, the Company issued 62,000 shares of common stock, valued at $46,500, to a former officer who provided services to the Company. During the year ended June 30, 2021, there were no shares of common stock issued to any former officer for services provided to the Company.

During the year ended June 30, 2020, the Company issued 294,654 shares of common stock to a number of related parties and strategic consultants in connection with prior services provided to the Company. The shares issued were valued at $219,517. During the year ended June 30, 2021, there were no share of common stock issued to any related parties and strategic consultants for prior services provided to the Company.

Conversion of Debt Securities

During the year ended June 30, 2021, $472,593 of convertible notes, including fees and interest, were converted into 20,716,750 shares of the Company’s common stock by accredited investors, valued at $1,596,888. During the year ended June 30, 2020, $477,763 of convertible notes, including fees and interest, were converted into 5,872,362 shares of the Company’s common stock by accredited investors, valued at $1,054,204.

Cancellation of Common Stock

During the year ended June 30, 2021, the Company’s Chief Executive Officer cancelled 3,352,066 of his shares of the Company’s common stock to partially offset the number of shares of the Company’s common stock issued by the conversion of $472,593 of convertible notes, including fees and interest, into 20,716,750 shares of the Company’s common stock by accredited investors. The fair value of the cancelled shares of common stock was $496,106.

Reserved Shares – Common Stock

At June 30, 2021, the convertible promissory notes entered into with accredited investors require the Company to reserve approximately 85,000,000 shares of its Common Stock for potential future conversions under such instruments.

At June 30, 2021, 7,202 shares of the Company’s Common Stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s Common Stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

Common Stock Warrants

Exchange Agreement – Warrants Exchanged for Common Stock

During the year ended June 30, 2021, the Company entered into an Exchange Agreement with its Chief Executive Officer, Anshu Bhatnagar (“Holder”), whereby earned and issued warrants to purchase 37,390,452 shares of the Company’s Common Stock (the “Cancelled Warrants”) pursuant to the terms of that certain Transition Agreement (the “Transition Agreement”) and Warrant Agreement (the “Warrant Agreement”) each between the Company and Holder and dated as of January 11, 2019 were forfeited and exchanged for (i) 37,390,452 shares of the Company’s Common Stock (the “Shares”) and (ii) the cancellation and termination of the Transition Agreement and Warrant Agreement. The Cancelled Warrants had an exercise price of $0.50 per share and were not subject to expiration. Such Exchange Agreement is intended to make the Company’s capitalization more attractive to potential investors and to remove the uncertainty associated with any future grants of warrants under the Transition Agreement and Warrant Agreement, although there can be no assurance of any future investments on terms that are attractive to the Company, or at all. Immediately prior to the Company’s entry into the Exchange Agreement, it was determined that 5,650,708 additional warrants (the “Additional Warrants”) to purchase the Company’s Common Stock were due to and issued to the Holder in accordance with the terms and conditions of the Transition Agreement as the Transition Agreement required certain liabilities to be eliminated by the prior management team within six months of the Transition Agreement’s effective date of January 11, 2019. However, the Additional Warrants were immediately cancelled and terminated with the intention of mitigating potential liabilities arising from certain issuances of the Company’s Common Stock below the minimum price of $0.50 per share as stated within the Transition Agreement. The Shares to be issued and sold to the Holder pursuant to the Exchange Agreement were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. For the year ended June 30, 2021, the Company recorded $153,301 of stock-based compensation expense related to the Exchange Agreement.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 12: STOCKHOLDERS’ EQUITY (continued)

Warrant Agreements – Convertible Promissory Note Warrants

Pursuant to a Securities Purchase Agreement between the Company and two accredited investors dated as of April 30, 2021, the Company sold to the Investors and the Investors acquired an aggregate of 13,988,971 warrants to acquire shares of the Company’s common stock. The warrants expire four years after issuance and have an exercise price of $0.20 per share, subject to adjustment hereunder. The warrants can also be exercised under a cashless basis as outlined within the Warrant Agreement. For the year ended June 30, 2021, the Company attributed an aggregate fair value of $1,753,953 to the warrants, based upon an average value of $0.37 per warrant.

Pursuant to a Securities Purchase Agreement between the Company and Evergreen Capital Management, LLC (“Investor”), dated as of April 5, 2021, the Company sold to the Investor and the Investor acquired an aggregate of 11,730,000 warrants to acquire shares of the Company’s common stock. The warrants expire four years after issuance and have an exercise price of $0.20 per share, subject to adjustment hereunder. The warrants can also be exercised under a cashless basis as outlined within the Warrant Agreement. For the year ended June 30, 2021, the Company attributed an aggregate fair value of $1,293,541 to the warrants, based upon an average value of $0.27 per warrant.

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

Warrant Agreement – Accelerated Warrants

Mr. Bhatnagar, the Company’s President and Chief Executive Officer, was entitled to receive warrants to acquire 4% of the outstanding fully diluted common stock of the Company (“Earned Warrants”) each time the Company’s revenue increased by $1,000,000. The exercise price of the Earned Warrants was equal to $0.50 per share, and he may not receive the Earned Warrants to the extent that the number of Singing Shares (as defined in the Warrant Agreement) and Earned Warrants exceed 80% of the fully diluted common stock of the Company (“Warrant Cap”).

For the year ended June 30, 2020, since the Company’s revenue exceeded $30,000,000, Mr. Bhatnagar earned warrants to acquire 32,405,058 shares of the Company’s common stock under the provisions of the Warrant Agreement. At June 30, 2020, as Mr. Bhatnagar has earned the maximum number of warrants available under the provisions of the Warrant Agreement to acquire 37,390,452 shares of the Company’s common stock, there remains no additional shares of the Company’s common stock that Mr. Bhatnagar can earn.

For the year ended June 30, 2020, the Company recognized $16,202,529 of stock-based compensation expense related to the earned warrants, based upon a value of $0.50 per warrant. At June 30, 2020, there remains no additional stock-based compensation expense related to the Warrant Agreement that the Company expects to recognize.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 12: STOCKHOLDERS’ EQUITY (continued)

Fair Value of Warrants

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and when applicable employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following range of assumptions were utilized during the years ended June 30, 2021 and 2020:

Expected volatility	618.01% - 21,779.77%
Weighted-average volatility	618.01% - 21,779.77%
Expected dividends	0%
Expected term (in years)	4.0 - 5.0
Risk-free rate	0.56% - 2.52%

The following table sets forth common stock purchase warrants outstanding at June 30, 2021:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2020	37,390,452	$0.50	$-
Warrants issued	25,718,971	0.20	-
Warrants exchanged	(37,390,452)	(0.50)	-
Outstanding, June 30, 2021	25,718,971	$0.20	$-

Common stock issuable upon exercise of warrants	25,718,971	$0.20	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Exercise Price
$0.20	25,718,971	3.83	$0.20	25,718,971	$0.20
	25,718,971	3.83	$0.20	25,718,971	$0.20

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 12: STOCKHOLDERS’ EQUITY (continued)

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

NOTE 13: RELATED PARTY TRANSACTIONS

Microphase Corporation

At June 30, 2021, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Transactions With Officers

Note Payable Issuances

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation so as to provide working capital to the Company. During the year ended June 30, 2021, the Company’s Chief Executive Officer converted his deferred compensation from fiscal years 2019 and 2020, totaling $381,566, and the fair value of his cancelled shares of the Company’s common stock of $496,106, into separate promissory notes. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the years ended June 30, 2021 and 2020, the officers and former officers advanced $0 and $48,052 to provide working capital to the Company and $40,656 and $4,792 has been charged for interest on loans from officers and former officers.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 13: RELATED PARTY TRANSACTIONS (continued)

On October 22, 2020, the Company received a notice of event of default and demand letter (“Demand Letter”) from a former officer and promissory note holder (the “Note Holder”). The promissory note was issued on November 1, 2019, in the original principal amount of $40,739, accrued interest at a rate of 6% per annum, and matured on April 18, 2020. The Demand Letter stated an aggregate of $51,940 of principal and interest was immediately due. The promissory note does not have a convertible feature and is not convertible into shares of the Company’s common stock. Additionally, the promissory note does not contain any cross-default provisions with any other promissory notes issued by the Company. The Company expects to work with the Note Holder to negotiate a repayment structure whereby the Company can repay the Note Holder the balance due as quickly as possible based upon its available capital.

At June 30, 2021 and 2020, these outstanding notes including accrued interest totaled $747,086 and $78,758, respectively. At June 30, 2021, these promissory notes are not convertible into shares of the Company common stock.

Common Stock Issuances

During the year ended June 30, 2021, the Company recorded $21,474 of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to the Company’s former Chief Financial Officer, which vested 25% on the six month and 1 year anniversaries of the grant date. Upon Mr. Cutchens’ employment ceasing during January 2021, 115,818 unvested shares of common stock were forfeited resulting in the reversal of $68,003 of previously recognized stock-based compensation expense.

Additionally, during the year ended June 30, 2021, the Company granted 500,000 restricted shares of common stock to its Chief Operating Officer. The restricted shares of common stock vest 25% on the 1 year, 2 year, 3 year, and 4 year anniversaries of the grant date. At June 30, 2021, no shares of common stock have vested and 500,000 shares remain unvested. During the year ended June 30, 2021, the Company recorded $9,733 of stock-based compensation expense.

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

During the year ended June 30, 2020, the Company incurred $15,500 of expense related to legal and consulting services provided by Mr. Smiley, the Company’s former Chief Financial Officer and legal counsel. During October 2019, the entire balance of $15,500 was converted into 62,000 shares of common stock. During the year ended June 30, 2021, the Company did not incur any expense or utilize any services by Mr. Smiley, the Company’s former CFO and legal counsel.

Office Lease

Effective February 8, 2021, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 200, Gaithersburg, MD 20878, and incurred rent expense of $1,350 per month through March 31, 2021, which was payable to a related party. The current lease payment is $1,600 per month and the lease term is a month-to-month arrangement. For the year ended June 30, 2021 and 2020, $12,150 and $7,621, respectively, was recognized as rent expense. At June 30, 2021 and 2020, $35,971 and $23,821, respectively, was accrued as payable to the related party.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 14: INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted. Due to recurring losses, the Company’s tax provision for the years ended June 30, 2021 and 2020 was $0.

At June 30, 2021 and 2020, the difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	June 30,
	2021	2020
Statutory federal rate	21.0%	21.0%
State income tax rate, net of federal benefit	6.5%	6.5%
Permanent differences, including stock based compensation and beneficial conversion interest expense	-%	(0.1)%
Change in valuation allowance	(27.5)%	(27.4)%
Effective tax rate	-%	-%

At June 30, 2021 and 2020, the Company’s deferred tax assets were as follows:

	June 30,
	2021	2020
Deferred tax assets
Federal and state net operating loss carry forward	$24,126,409	$23,838,735
Deferred stock warrants	22,184	5,157,262
Other temporary differences	241,610	509,789
Total deferred tax asset	24,390,203	29,505,786
Deferred tax liabilities
Other temporary differences	(4,389)	-
Total deferred tax liabilities	(4,389)	-
Net deferred tax asset	24,385,814	29,505,786
Less: valuation allowance	(24,385,814)	(29,505,786)
	$-	$-

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance decreased by $5,119,972 during the fiscal year ended June 30, 2021, of which $1,496,544 of the decrease relates to the calculation of the current fiscal year tax provision and $3,623.428 of the decrease is a result of prior year adjustments and net operating loss expirations. The valuation allowance increased by $3,349,031 during the fiscal year ended June 30, 2020, as a result of the fiscal year tax provision calculation and other adjustments.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 14: INCOME TAXES (continued)

Other Income Tax Related Items

At June 30, 2021 and 2020, the Company has federal net operating loss carryforwards of approximately $87,000,000 and $87,000,000, respectively, due to the generation of current fiscal year net operating loss carryforward of approximately $14,000,000 and the expiration of the fiscal year June 30, 2001 net operating loss carryforward of approximately $13,000,000. Net operating loss carryforwards generated before January 1, 2018 will expire through 2037. Under the Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

At June 30, 2021 and 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2021 and 2020.

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

During May 2020, the Company received $33,332 under the Small Business Administration’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the Small Business Administration (“SBA”). Certain amounts of the loan may be forgiven if they are used towards qualifying expenses as described in the CARES Act. In the event that forgiveness is applied for and received, the loan will not be considered cancellation of debt income and will be considered tax exempt for income tax purposes.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Commitments

Effective February 8, 2021, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 200, Gaithersburg, MD 20878, and incurred rent expense of $1,350 per month through March 31, 2021, which was payable to a related party. The current lease payment is $1,600 per month and the lease term is a month-to-month arrangement.

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 15: COMMITMENTS AND CONTINGENCIES (continued)

Judgement Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. The Company satisfied the initial cash payment as specified in the Note. On April 13, 2021, the Company entered into a third amendment (the “Third Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “New Note”) to replace the Note and repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on April 13, 2022, bears interest at a rate of 10% per annum, requires certain monthly minimum payments in cash or the Company’s common stock as specified in the New Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the New Note. The New Note may be prepaid by the Company at any time prior to maturity without penalty. On April 16, 2021, the Company paid $235,000 to satisfy, pay in full, and extinguish the New Note and the Judgement Settlement Agreement, which resulted in a gain on debt settlement of $549,026 during the year ended June 30, 2021 (see Note 9).

Contracts and Commitments Executed Pursuant to the Transition Agreement

In the transaction whereby Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including an employment agreement and a warrant agreement (see Note 12).

Contingencies

Judgment Settlement Agreement

Effective December 10, 2018, the Company entered into a “Judgment Settlement Agreement” to satisfy in full the Forbearance Agreement with Fife that was previously in effect. As a result, under the Judgment Settlement Agreement, no shares of the Company’s common stock are issuable or eligible to be converted into. Under the terms of the Judgment Settlement Agreement, the Company was required to pay $15,000 per month from January 15, 2019 through and including February 15, 2020, with a final payment of $195,000 which was due and payable in March of 2020. The Company made all required payments with the exception of the final payment of $195,000 which was due and payable in March of 2020. On August 17, 2020, the Company entered into a second amendment (the “Second Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “Note”) to repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on August 17, 2021, bears interest at a rate of 10% per annum, requires certain monthly minimum cash payments as specified in the Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the Note. The Note may be prepaid by the Company at any time prior to maturity without penalty. The Company satisfied the initial cash payment as specified in the Note. On April 13, 2021, the Company entered into a third amendment (the “Third Amendment”) to the Judgement Settlement Agreement, whereby the Company issued a convertible promissory note in the principal amount of $300,000 (the “New Note”) to replace the Note and repay the amounts still outstanding under the Judgment Settlement Agreement. The Note matures on April 13, 2022, bears interest at a rate of 10% per annum, requires certain monthly minimum payments in cash or the Company’s common stock as specified in the New Note, and is convertible into shares of the Company’s common stock, par value $0.01 per share, at a conversion price as specified in the New Note. The New Note may be prepaid by the Company at any time prior to maturity without penalty. On April 16, 2021, the Company paid $235,000 to satisfy, pay in full, and extinguish the New Note and the Judgement Settlement Agreement, which resulted in a gain on debt settlement of $549,026 during the year ended June 30, 2021 (see Note 9).

mPHASE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 16: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the consolidated financial statements for the fiscal years ended June 30, 2021 and 2020.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets at June 30, 2021 and 2020 were only accounts payable with a balance of $82,795 and $82,795, respectively.

For the years ended June 30, 2021 and 2020, there were no revenue or expenses associated with discontinued operations included in our consolidated statements of operations.

NOTE 17: SUBSEQUENT EVENTS

On August 27, 2021, the Board of Directors (the “Board”) of the Company appointed Suhas Subramanyam, Chester White, and Thomas Fore as members of the Board (such appointments, collectively, the “Appointments”). The terms of the Appointments commenced on August 27, 2021 and are in effect for a period of approximately one year, until the time of the Company’s next Annual Meeting of Stockholders. In connection with the Appointments, on August 27, 2021, the Company entered into director agreements with Mr. Subramanyam, Mr. White and Mr. Fore (such director agreements, collectively, the “Director Agreements”). Pursuant to the Director Agreements, the Company will compensate each such director a fee of $20,000 annually, which is to be paid in quarterly installments of $5,000. Such quarterly fee will be increased by $1,250 for each such director who serves as a member of either the Audit, Compensation, or Nominating Committee. In lieu of cash consideration, the annual fee will be paid by issuance of the number of restricted shares of the Company’s common stock equivalent to the applicable cash amount due as determined based upon the closing price on the last trading day of such quarter.

