Form 10-Q
period 2021-09-30
MPHASE TECHNOLOGIES, INC.
filed 2021-11-22
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☒ Yes ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of November 15, 2021, there were 80,440,821 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

mPHASE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

mPhase Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2021	June 30, 2021
	(Unaudited)
Assets
Current Assets
Cash	$1,846,013	$2,473,386
Accounts receivable, net	14,071,629	15,784,081
Prepaid expenses	354,179	238,927
Other assets	423,252	422,254
Total Current Assets	16,695,073	18,918,648
Property and equipment, net	13,781	16,518
Goodwill	3,668	3,669
Intangible assets - purchased software, net	1,825,649	2,079,047
Other assets	3,644	3,645
Total Assets	$18,541,815	$21,021,527

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$254,677	$4,158,006
Accrued expenses	1,264,662	1,368,367
Contract liabilities	412,394	350,689
Due to related parties	88,527	87,688
Notes payable to officer	702,460	691,942
Notes payable	208,188	323,218
Convertible notes payable, net	3,024,828	1,991,036
Liabilities in arrears with convertible features	109,000	109,000
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	6,147,531	9,162,741

Notes payable, net of current portion	146,890	146,890
Total Liabilities	6,294,421	9,309,631

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2021 and June 30, 2021	10	10
Common stock, $0.01 par value; 500,000,000 shares authorized, 79,156,033 shares issued and 79,127,633 shares outstanding at September 30, 2021, and 78,612,608 shares issued and 78,584,238 outstanding at June 30, 2021	791,278	785,844
Additional paid-in-capital	237,222,221	236,935,277
Common stock to be issued	-	63,700
Accumulated other comprehensive income (loss)	1,533	(11,526)
Accumulated deficit	(225,767,648)	(226,061,409)
Total Stockholders’ Equity	12,247,394	11,711,896
Total Liabilities and Stockholders’ Equity	$18,541,815	$21,021,527

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended
	September 30,
	2021	2020
Revenue	$8,225,710	$7,586,864
Cost of revenue	5,625,033	5,625,389
Gross Profit	2,600,677	1,961,475
Operating Expenses:
Salaries and benefits	217,587	519,773
General and administrative expenses	1,005,952	246,073
Total Operating Expenses	1,223,539	765,846
Operating Income	1,377,138	1,195,629
Other (Expense) Income:
Interest expense	(96,281)	(85,963)
Amortization of debt discounts, deferred financing costs, and original issue discounts	(1,038,524)	(320,462)
Gain on settlement of vendor fees	51,428	-
Initial derivative liability expense	-	(366,068)
Gain on change in fair value of derivative liability	-	266,088
Gain on debt extinguishments	-	31,270
Total Other (Expense) Income	(1,083,377)	(475,135)
Income before income taxes	293,761	720,494
Income taxes	-	-
Net income	$293,761	$720,494

Comprehensive income (loss):
Unrealized loss (gain) on currency translation adjustment	13,059	(121,163)
Comprehensive income (loss)	$306,820	$599,331

Income per common share:
Income per common share – basic	$0.00	$0.01

Income per common share – diluted	$0.00	$0.01

Weighted average shares outstanding – basic	78,935,170	63,215,776

Weighted average shares outstanding – diluted	120,333,191	96,159,147

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2021	1,000	$10	78,584,238	$785,844	$236,935,277	$63,700	$(11,526)	$(226,061,409)	$11,711,896

Issuance of common stock for vendor services			543,425	5,434	142,226	(63,700)			83,960
Stock-based compensation for restricted shares under employment agreement					19,466				19,466
Relative fair value of warrants issued with convertible promissory notes					125,252				125,252
Other comprehensive income							13,059		13,059
Net income								293,761	293,761
Balance September 30, 2021	1,000	$10	79,127,663	$791,278	$237,222,221	$-	$1,533	$(225,767,648)	$12,247,394

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2020	1,000	$10	19,174,492	$191,745	$231,984,704	$955,466	$113,070	$(227,727,420)	$5,517,575

Issuance of common stock for conversions of convertible promissory notes			16,331,766	163,318	544,954				708,272
Issuance of common stock for exchange of warrants			37,390,452	373,905	(220,604)				153,301
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Issuance of common stock for vendor services			200,000	2,000	4,820				6,820
Other comprehensive loss							(121,163)		(121,163)
Net income								720,494	720,494
Balance September 30, 2020	1,000	$10	73,096,710	$730,968	$232,324,611	$955,466	$(8,093)	$(227,006,926)	$6,996,036

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$293,761	$720,494
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discounts, deferred financing costs, and original issue discounts	1,038,524	320,462
Depreciation and amortization	230,359	229,349
Stock-based compensation	103,426	187,852
Gain on settlement of vendor fees	(51,428)	-
Initial derivative expense	-	366,068
Gain on extinguishment of debt	-	(31,270)
Gain on change in fair value of derivative liability	-	(266,088)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,787,548)	(7,626,199)
Increase in prepaid expenses	(115,252)	(19,060)
Increase in other assets	(998)	(4,149)
Increase in contract liabilities	61,705	44,000
Increase in accounts payable and accrued expenses	3,585,273	5,772,173
Net cash used in operating activities	(642,178)	(306,368)

Cash flows from investing activities:
Capital expenditures	(2,357)	(968)
Net cash used in investing activities	(2,357)	(968)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	156,248	463,600
Repayments of notes payable	(152,145)	-
Repayments under settlement agreement	-	(15,000)
Repayments of convertible notes payable	-	(116,000)
Net cash provided by financing activities	4,103	332,600

Effect of foreign exchange rates changes on cash	13,059	(121,163)
Net decrease in cash	(627,373)	(95,899)
Cash at beginning of period	2,473,386	142,413
Cash at end of period	$1,846,013	$46,514

Supplemental disclosure:
Cash paid for interest	$16,301	$52,681
Cash paid for taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,
	2021	2020
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$-	$463,300

Supplemental disclosure of non-cash investing and financing activities:

Relative fair value of warrants issued with convertible promissory notes	$125,252	$-

Issuance of Common Stock for services
Value	$147,660	$6,820
Shares	543,425	200,000

Issuance of Common Stock for conversions of convertible promissory notes and accrued interest
Value	$-	$708,272
Shares	-	16,331,766

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

On June 30, 2019, the Company acquired 99% of the outstanding common shares of Alpha Predictions LLP (“Alpha Predictions”). Alpha Predictions is an India-based technology company that has developed a suite of commercial data analysis products for use across multiple industries. This acquisition has been integrated into the Company’s international operations and as expected, has driven revenue growth and innovation.

On May 11, 2020, the Company acquired CloseComms, a patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales.

During 2021, the Company announced that it would be adding 5G and EV charging to its consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning. As of July 2021, the Company was actively planning pilot programs in 5G and EV charging, as part of a larger strategy to build an AI-driven consumer ecosystem. By late-2021, the Company plans to transition into a “green” consumer company, serving as an important bridge between consumers, retailers, and service providers.

The Company can best be described as a technology company focused on consumer engagement using data analytics and artificial intelligence to create a monetizable link between consumers and retailers at opportunistic times and places. The Company is currently building a connected ecosystem of EV charging, 5G internet connectivity and software solutions that optimize consumer engagement within the framework of a SaaS/TaaS model. Branded under the mPower name, this ecosystem will empower the way people shop, dine, fuel and interact with the world to create a richer life experience. The mPower ecosystem is tailored to each individual’s tastes and needs, with particular emphasis on empowering tomorrow’s green consumer. The Company has data driven business units generating recurring revenue outside of its consumer ecosystem, in addition to legacy nanobattery technology and a related patent portfolio that are slated for future development. The Company plans to expand into other markets, both in the United States and globally, where it believes its technology and services will provide a distinct competitive advantage over its competition.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Concurrently, the Company continues to pursue strategic alternatives to best monetize its patent portfolio, including partnering to exploit opportunities for its drug delivery system. The Company is seeking to obtain government funding available under the Departments of Defense and Homeland Security including The Department of Defense Ordnance Technology Consortium (“DOTC”), Small Business Innovative Research (“SBIR”), Cooperative Research and Development Agreements (“CRADA”) and similar programs for targeted applications for its smart nano-battery applications.

Basis of Presentation

The unaudited consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The unaudited consolidated financial statements for the three months ended September 30, 2021 and 2020 include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2021. The results of operations for the three months ended September 30, 2021, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2022.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 2: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated net income of $293,761 and has used cash in operating activities of $642,178 for the three months ended September 30, 2021. At September 30, 2021, the Company had a working capital surplus of $10,547,542, and an accumulated deficit of $225,767,648. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, management believes the Company’s present and expected cash flows will enable it to meet its obligations for a period of twelve months from the date of this filing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates used to translate amounts in INR (beginning March 19, 2019) and GBP (beginning May 11, 2020) into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	September 30, 2021	June 30, 2021
Period-end INR: USD exchange rate	$0.01348	$0.01349
Period-end GBP: USD exchange rate	$1.34838	$1.38510

Income statement:

	For the Three Months Ended
	September 30,
	2021	2020
Average Period INR: USD exchange rate	$0.01349	$0.01343
Average Period GBP: USD exchange rate	$1.36649	$1,25861

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the three months ended September 30, 2021 and 2020, this one customer accounted for 100% and 100% of our total revenue, respectively. At September 30, 2021 and June 30, 2021, this one customer accounted for approximately 100% and 100% of our total accounts receivable, respectively.

Supplier Risk

Agreements which potentially subject the Company to concentrations of supplier risk consist principally of one supplier agreement. For the three months ended September 30, 2021, this one supplier accounted for approximately 100% of our total cost of revenue and accounted for approximately 0% of our total accounts payable. For the three months ended September 30, 2020, this one supplier accounted for approximately 100% of our total cost of revenue and accounted for approximately 94% of our total accounts payable.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at September 30, 2021 and June 30, 2021. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At September 30, 2021 and June 30, 2021, the Company’s cash balance at one financial institution exceeded the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Additionally, to date, the Company has entered into six separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the six tri-party settlement and offset agreements has totaled $48,750,000. At September 30, 2021 and June 30, 2021, the Company determined there was no requirement for an allowance for doubtful accounts.

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss, if any. On June 30, 2022, the Company will perform its annual evaluation of goodwill impairment to determine if the estimated fair value of the reporting unit exceeds its carrying value.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of September 30, 2021 and June 30, 2021, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the three months ended September 30, 2021 and 2020.

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

At September 30, 2021, the book value of purchased and developed technology of $3,876,624, included three technology platforms, a machine learning platform and two artificial intelligence platforms. For the three months ended September 30, 2021 and 2020, the Company incurred amortization expense of $224,794 and $223,833, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. For the three months ended September 30, 2021 and 2020, as we incurred net income for those periods, dilutive shares included 41,398,021 and 32,943,371 shares, respectively, of the Company’s common stock related to convertible promissory notes and warrants, assuming conversion of such convertible promissory notes and warrants occurred at July 1, 2021 and 2020, respectively, as the conversion price of the convertible promissory notes and warrants were less than the average market price of the Company’s common stock for the three months ended September 30, 2021 and 2020. At September 30, 2021, there were no shares of the Company’s common stock to be issued. At September 30, 2020, there were 2,666,666 shares of the Company’s common stock to be issued in conjunction with the CloseComms acquisition, and 115,817 restricted shares of the Company’s common stock to be issued upon vesting pursuant to the terms of an employment agreement with its Chief Financial Officer, which were not included in computing dilutive EPS.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	September 30,	June 30,
	2021	2021
Purchased software	$3,876,624	$3,905,228
Less: accumulated amortization	(2,050,975)	(1,826,181)
Purchased software, net	$1,825,649	$2,079,047

Intangible asset – Purchased Software consists of the following three software technologies:

Alpha Predictions developed software	$674,242
Travel Buddhi developed software	114,737
CloseComms developed software	1,036,670
Total developed software	$1,825,649

The Alpha Predictions and Travel Buddhi developed software were acquired during the fiscal year ended June 30, 2019. The CloseComms developed software was acquired during the fiscal year ended June 30, 2020. At September 30, 2021, the Travel Buddhi and CloseComms technology platforms have not been placed in service, but are expected to be during fiscal year 2022.

Developed software costs are amortized on a straight-line basis over three years. Amortization of developed software costs is included in general and administration expenses within the unaudited consolidated statements of operations.

For the three months ended September 30, 2021 and 2020, amortization expense was $224,794 and $223,833, respectively.

Future amortization expense related to the existing net carrying amount of developed software at September 30, 2021 is expected to be as follows:

Remainder of fiscal year 2022	$713,290
Fiscal year 2023	583,777
Fiscal year 2024	415,217
Fiscal year 2025	113,365
$1,825,649

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category and primary geographic regions within our single reporting segment:

	For the Three Months Ended
	September 30,
	2021	2020
Categories:
Subscription	$6,405,000	$6,180,000
Service and support	955,930	897,264
Application development and implementation	864,780	509,600
Total Revenue	$8,225,710	$7,586,864

Primary Geographic Regions:
United States	100%	-%
India	-%	100%
	100%	100%

Effective July 1, 2021, the Company moved the invoicing office of its largest customer to its customer’s United States based office. This change was to align the invoicing by the Company to the customer’s location managing the services provided under the customer agreement.

The following table presents our long-lived assets by primary geographic regions within our single reporting segment:

	September 30,
	2021	2020
United States	$1,438	$1,438
India	795,357	1,713,273
United Kingdom	1,049,947	1,017,152
Total long-lived assets	$1,846,742	$2,731,863

For the three months ended September 30, 2021 and 2020, the Company was subject to revenue concentration risk as one customer accounted for 100% of our total revenue for both periods.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets. At September 30, 2021 and June 30, 2021, contract liabilities totaled $412,394 and $350,689, respectively.

The following table presents a reconciliation of the contract liabilities from June 30, 2021 to September 30, 2021:

June 30, 2021	$350,689
Contract liability deferral	147,546
Amortization of contract liability to revenue	(85,841)
September 30, 2021	$412,394

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 6: NOTES PAYABLE

Notes payable is comprised of the following:

	September 30,	June 30,
	2021	2021
Note payable, SBA – Paycheck Protection Program [1]	$33,722	$33,680
Note payable, SBA – Economic Injury Disaster Loan [2]	161,737	160,393
Note payable, Accredited Investor [3]	159,619	276,035
Total notes payable	$355,078	$470,108
Less: current portion of notes payable	(208,188)	(323,218)
Long-term portion of notes payable	$146,890	$146,890

[1]	effective April 28, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $33,333. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 28, 2020, requires 18 monthly payments of $1,876 each, consisting of principal and interest until paid in full on April 28, 2022. Subsequent to issuance, the first payment due date was extended. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. The Company has applied for forgiveness and expects to satisfy the requirements for forgiveness of the entire principal and accrued interest balance. The Company is awaiting receipt of approval of its requested forgiveness from the SBA through its treasury partner. At September 30, 2021, $33,722 was recorded as a current liability within notes payable with the consolidated balance sheets.

[2]	effective May 28, 2020, the Company entered into a promissory note and security agreement with the U.S. Small Business Administration (“SBA”) in the principal amount of $150,000. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the COVID-19 Economic Injury Disaster Loan (“EIDL”) program of the U.S. Small Business Administration’s EIDL Program. The note accrues interest at a rate of 3.75% per annum, and beginning May 28, 2021, requires monthly payments of $731 each, consisting of principal and interest until paid in full on May 28, 2050. Subsequent to issuance, the SBA extended the first payment due date to 24 months from the date of the note. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, this promissory note is collateralized by certain of the Company’s property as specified within the security agreement. Furthermore, on June 4, 2020, the Company received $4,000 from the SBA, which it is currently working to obtain details from the SBA regarding this amount. As such, at September 30, 2021, the Company recorded this amount as a current liability. At September 30, 2021, $14,847 was recorded as a current liability within notes payable and $146,890 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

[3]	effective February 8, 2021, the Company entered into a securities purchase agreement with an accredited investor and issued an 12% promissory note in the principal amount of $362,250 (including a $47,250 original issue discount) to the accredited investor with a maturity date of February 8, 2022. Twelve months of interest is immediately earned by the accredited investor upon the Company receiving proceeds and is included in the required monthly repayments. On February 10, 2021, the Company received net proceeds in the amount of $288,000 as a result of $27,000 being paid for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. In accordance with the securities purchase agreement, the Company issued 1) 250,000 restricted shares of its common stock (“Commitment Shares”) to the accredited investor as additional consideration for the purchase of the promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to the accredited investor which will be returned to the Company upon timely completion of the required repayment schedule. Repayments of the promissory note shall be made in eight (8) installments each in the amount of $50,715, which commenced July 8, 2021 and continues thereafter each thirty (30) days until February 8, 2022. This promissory note is only convertible upon an event of default as defined in the promissory note. The original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares are being amortized over the term of the note. At September 30, 2021, the aggregate outstanding balance of the promissory note and accrued interest was $210,105. At September 30, 2021, the aggregate balance of the promissory note, net of original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares was $159,619.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 7: CONVERTIBLE DEBT ARRANGEMENTS

JMJ Financial

At September 30, 2021 and June 30, 2021, the amount recorded in current liabilities for this one convertible note and accrued interest thereon due to JMJ Financial was $231,269 and $213,545, respectively. During the three months ended September 30, 2021 and 2020 the Company recorded $4,564 and $4,215, respectively of interest for the outstanding convertible note.

At September 30, 2021 and June 30, 2021, the aggregate remaining amount of convertible securities held by JMJ could be converted into 11,563 and 10,677 shares, respectively, with a conversion price of $20.

Accredited Investors

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

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

In connection herewith, the Company recorded an original issue discount of $306,000 and deferred financing costs of $42,500. The original issue discount and deferred financing costs are being amortized over the term of the note. At September 30, 2021, the aggregate balance of the convertible promissory note and accrued interest was $2,401,162. At September 30, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $2,161,833. Subsequent to September 30, 2021, outstanding principal of $250,000 was converted into 1,250,000 shares of the Company’s common stock at a conversion price of $0.20 per share.

Investors’ Agreement

On May 4, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with two accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of up to $2,550,000 in Aggregate Subscription Amount of Notes and Warrants to acquire an aggregate of 15,000,000 shares of common stock in two tranches (each a “Tranche”), with the first Tranche of $1,924,999 in subscription Amount of Notes (to sell an aggregate of $2,264,706 in principal amount of Notes) and Warrants to acquire an aggregate of 11,323,529, shares of common stock being closed on upon execution of the SPA. The closing for the second tranche for $625,001 in Subscription Amount Notes (to sell an aggregate of $735,294 in principal amount of Notes) and Warrants to acquire an aggregate of 3,676,471 shares of common stock will occur within three (3) business days after the later of (i) the filing of a Registration Statement on Form S-1 for the sale of common stock that will be listed on a national securities exchange or (ii) the thirtieth (30th) day following the closing of the first Tranche. The first and second Tranches closed and funded on May 3, 2021 and June 30, 2021, respectively. The Company received a portion of the proceeds related to the second Tranche on July 1, 2021.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

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

In connection herewith, the Company recorded an original issue discount of $447,237 and deferred financing costs of $10,000. The original issue discount and deferred financing costs are being amortized over the term of the note. At September 30, 2021, the aggregate balance of the convertible promissory note and accrued interest was $3,037,570. At September 30, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $2,696,374.

At September 30, 2021 and June 30, 2021, there was $5,332,616 and $5,143,795 of convertible notes payable outstanding, net of discounts of $2,307,788 and $3,157,759, respectively.

During the three months ended September 30, 2021 and 2020, amortization of original issue discount, deferred financing costs, and debt discounts amounted to $1,038,524 and $320,462, respectively.

During the three months ended September 30, 2021, there were no conversions of convertible notes, related fees or interest, into shares of the Company’s common stock. During the three months ended September 30, 2020, $288,182 of convertible notes, including fees and interest, were converted into 16,331,766 shares of the Company’s common stock.

At September 30, 2021, the Company was in compliance with the terms of the Accredited Investors convertible promissory notes.

Notes payable under convertible debt and debenture agreements, net is comprised of the following:

	September 30,	June 30,
	2021	2021
JMJ Financial	$109,000	$109,000
Accredited Investors	5,332,616	5,148,795
Unamortized OID, deferred financings costs, and debt discounts	(2,307,788)	(3,157,759)
Total convertible debt arrangements, net	$3,133,828	$2,100,036

At September 30, 2021 and June 30, 2021, the outstanding balances are reflected as current liabilities within our consolidated balance sheets. At September 30, 2021 and June 30, 2021, accrued interest on these convertible notes of $234,063 and $162,271, respectively, is included within accrued expenses of the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2020 to June 30, 2021, as there was no derivative liability transactions during the three months ended September 30, 2021:

Conversion feature derivative liability
June 30, 2020	$897,631
Initial fair value of derivative liability recorded as debt discount	853,800
Initial fair value of derivative liability charged to other expense	2,240,908
Gain on change in fair value included in earnings	(3,267,323)
Derivative liability relieved by conversions of convertible promissory notes	(725,016)
June 30, 2021	$-

Total derivative liability at September 30, 2021 and June 30, 2021 amounted to $0 for both periods.

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

At September 30, 2021, the Company did not have any derivative instruments that were designated as hedges.

NOTE 9: STOCKHOLDERS’ EQUITY

At September 30, 2021, the total number of shares of all classes of stock that the Company shall have the authority to issue is 500,001,000 shares consisting of 500,000,000 shares of common stock, $0.01 par value per share, of which 79,156,033 are issued and 79,127,633 are outstanding, and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

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

Common Stock

Stock Based Compensation – Common Stock Grants

During the three months ended September 30, 2021, the Company recorded $19,466 of stock-based compensation expense related to a May 17, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Operating Officer, which vests 25% on the 1 year, 2 year, 3 year, and 4 year anniversaries of the grant date.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Furthermore, during the three months ended September 30, 2020, the Company recorded $10,737 of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to the Company’s former Chief Financial Officer, which vested 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date.

Vendor Services

During the three months ended September 30, 2021, the Company entered into various consulting, public relations, and marketing agreements whereby the Company issued an aggregate of 543,425 restricted shares of its common stock for services to be performed during specified periods of time. During the three months ended September 30, 2021, the Company recorded $83,960 of expense.

During the three months ended September 30, 2020, the Company entered into a consulting, public relations, and marketing agreement whereby the Company issued 200,000 restricted shares of its common stock for services to be performed during the agreement period of July 15, 2020 through October 15, 2020. During the three months ended September 30, 2020, the Company recorded $5,708 of expense.

Conversion of Debt Securities

During the three months ended September 30, 2021, there were no conversions of convertible notes into shares of the Company’s common stock. During the three months ended September 30, 2020, $288,182 of convertible notes, including fees and interest, were converted into 16,331,766 shares of the Company’s common stock by accredited investors, valued at $708,272.

Reserved Shares

At September 30, 2021, the convertible promissory notes entered into with the accredited investors require the Company to reserve approximately 85,000,000 shares of its common stock for potential future conversions under such instruments.

At September 30, 2021, 7,202 shares of the Company’s common stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s common stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Warrant Agreements – Convertible Promissory Note Warrants

Pursuant to a Securities Purchase Agreement between the Company and two accredited investors dated as of April 30, 2021, the Company sold to the Investors and the Investors acquired an aggregate of 14,908,077 warrants to acquire shares of the Company’s common stock. The warrants expire four years after issuance and have an exercise price of $0.20 per share, subject to adjustment hereunder. The warrants can also be exercised under a cashless basis as outlined within the Warrant Agreement. The Company attributed an aggregate fair value of $1,879,204 to the warrants, based upon an average value of $0.35 per warrant.

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

Fair Value of Warrants

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and when applicable employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following range of assumptions were utilized during the three months ended September 30, 2021:

Expected volatility	618.01%
Weighted-average volatility	618.01%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	0.68%

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

The following table sets forth common stock purchase warrants outstanding at September 30, 2021:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2021	25,718,971	$0.20	$-
Warrants issued	919,106	0.20	-
Warrants forfeited	-	-	-
Outstanding, September 30, 2021	26,638,077	$0.20	$-

Common stock issuable upon exercise of warrants	26,638,077	$0.20	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2021	Weighted Average Exercise Price
$0.20	26,638,077	3.59	$0.20	26,638,077	$0.20
	26,638,077	3.59	$0.20	26,638,077	$0.20

NOTE 10: RELATED PARTY TRANSACTIONS

Microphase Corporation

At September 30, 2021, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Transactions With Officers

Note Payable Issuances

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation to provide working capital to the Company. During the three months ended September 30, 2021 and 2020, there were no advances from any officers or former officers of the Company. During the three months ended September 30, 2021 and 2020, $11,355 and $1,197 has been charged for interest on loans from officers and former officers.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 10: RELATED PARTY TRANSACTIONS (continued)

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

At September 30, 2021 and June 30, 2021, these outstanding notes including accrued interest totaled $758,442 and $747,086, respectively. At September 30, 2021, these promissory notes are not convertible into shares of the Company’s common stock.

Common Stock Issuances

During the three months ended September 30, 2021, the Company recorded $19,466 of stock-based compensation expense related to a May 17, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Operating Officer, which vests 25% on the 1 year, 2 year, 3 year, and 4 year anniversaries of the grant date.

Office Lease

Effective February 8, 2021, the Company relocated its corporate office to 9841 Washingtonian Blvd., Suite 200, Gaithersburg, MD 20878, and incurred rent expense of $1,350 per month through March 31, 2021, which was payable to a related party. The current lease payment is $1,600 per month and the lease term is a month-to-month arrangement. For the three months ended September 30, 2021 and 2020, $10,749 and $4,050, respectively, was recognized as rent expense. At September 30, 2021 and June 30, 2021, $35,971 was accrued as payable to the related party.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 12: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the unaudited consolidated financial statements for the three months ended September 30, 2021 and 2020.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets at September 30, 2021 and June 30, 2021 were only accounts payable with a balance of $82,795 for both periods.

For the three months ended September 30, 2021 and 2020, there were no revenue or expenses associated with discontinued operations included in our unaudited consolidated statements of operations.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to September 30, 2021, $250,000 of principal of a convertible promissory note was converted into 1,250,000 shares of the Company’s common stock.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on October 13, 2021 and elsewhere in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended June 30, 2021 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 13, 2021.

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

On June 30, 2019, the Company acquired 99% of the outstanding common shares of Alpha Predictions LLP (“Alpha Predictions”). Alpha Predictions is an India-based technology company that has developed a suite of commercial data analysis products for use across multiple industries. This acquisition has been integrated into the Company’s international operations and as expected, has driven revenue growth and innovation.

On May 11, 2020, the Company acquired CloseComms, a patented, software application platform that can be integrated into a retail customer’s existing Wi-Fi infrastructure, giving the retailer important customer data and enabling AI-enhanced, targeted promotions to drive store traffic and sales.

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

During 2021, the Company announced that it would be adding 5G and EV charging to its consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning. As of July 2021, the Company was actively planning pilot programs in 5G and EV charging, as part of a larger strategy to build an AI-driven consumer ecosystem. By late-2021, the Company plans to transition into a “green” consumer company, serving as an important bridge between consumers, retailers, and service providers.

On August 27, 2021, the Board of Directors (the “Board”) of the Company appointed Suhas Subramanyam, Chester White, and Thomas Fore as members of the Board (such appointments, collectively, the “Appointments”). The terms of the Appointments commenced on August 27, 2021 and are in effect for a period of approximately one year, until the time of the Company’s next Annual Meeting of Stockholders. In connection with the Appointments, on August 27, 2021, the Company entered into director agreements with Mr. Subramanyam, Mr. White and Mr. Fore (such director agreements, collectively, the “Director Agreements”). Pursuant to the Director Agreements, the Company will compensate each such director a fee of $20,000 annually, which is to be paid in quarterly installments of $5,000. Such quarterly fee will be increased by $1,250 for each such director who serves as a member of either the Audit, Compensation, or Nominating Committee. In lieu of cash consideration, the annual fee will be paid by issuance of the number of restricted shares of the Company’s common stock equivalent to the applicable cash amount due as determined based upon the closing price on the last trading day of such quarter. This paragraph contains only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the Employment Agreement, and such descriptions is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 27, 2021.

The Company can best be described as a technology company focused on consumer engagement using data analytics and artificial intelligence to create a monetizable link between consumers and retailers at opportunistic times and places. The Company is currently building a connected ecosystem of EV charging, 5G internet connectivity and software solutions that optimize consumer engagement within the framework of a SaaS/TaaS model. Branded under the mPower name, this ecosystem will empower the way people shop, dine, fuel and interact with the world to create a richer life experience. The mPower ecosystem is tailored to each individual’s tastes and needs, with particular emphasis on empowering tomorrow’s green consumer. The Company has data driven business units generating recurring revenue outside of its consumer ecosystem, in addition to legacy nanobattery technology and a related patent portfolio that are slated for future development. The Company plans to expand into other markets, both in the United States and globally, where it believes its technology and services will provide a distinct competitive advantage over its competition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 3 above and the Company’s Annual Report on Form 10-K as filed with the SEC on October 13, 2021, are those that depend most heavily on these judgments and estimates. As of September 30, 2021, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Continuing Operations

Revenue

Our revenue increased to $8,225,710 for the three months ended September 30, 2021, compared to $7,586,864 for the three months ended September 30, 2020, an increase of $638,846, or 8.4%. The increase is the result of continued deployment and growth of our SaaS technology platforms and services which generated $6,405,000 of subscription revenue, $955,930 of service and support revenue and $864,780 of application development and implementation revenue.

Cost of Revenue

Cost of revenue totaled $5,625,033 for the three months ended September 30, 2021, compared to $5,625,389 for the three months ended September 30, 2020.

Operating Expenses

Our operating expenses increased to $1,223,539 for the three months ended September 30, 2021, compared to $765,846 for the three months ended September 30, 2020, an increase of $457,693, or 60%. The increase is primarily due to $759,879 of operating expenses partially offset by a reduction of $302,186 of salaries and benefits expenses.

Other (Expense) Income

Our other expense, net, increased by $608,242, or 128%, for the three months ended September 30, 2021. The increase is primarily the result of increases in amortization of debt discounts, deferred financings costs, and original issue discounts, and increases in interest expense, coupled with declines in gain on change in fair value of derivative liability and loss on debt extinguishments, partially offset by declines in initial derivative liability expense and gain on settlement of vendor fees.

Net Income from Continuing Operations

We generated net income of $293,761 for the three months ended September 30, 2021, compared to net income of $720,494 for the three months ended September 30, 2020, a decrease of $426,733, or 59%. The decrease in net income is primarily driven by the increases operating expenses and other expense, net, partially offset by the increase in gross profit, as disclosed above.

Discontinued Operations

For the three months ended September 30, 2021 and 2020, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At September 30, 2021, we had $1,846,013 of cash on-hand, an decrease of $627,373 from $2,473,386 at June 30, 2021.

Net cash used in operating activities of continuing operations was $642,178 for the three months ended September 30, 2021, an increase of $335,810 from $306,368 used during the three months ended September 30, 2020. This increase was primarily due to decreased net income and accounts payable and accrued expenses, partially offset by a net increase in non-cash charges and a decrease in accounts receivable.

Net cash used in investing activities of continuing operations was $2,357 for the three months ended September 30, 2021 as compared to $968 used in investing activities of continuing operations for the three months ended September 30, 2020. The increase was due to an increase in capital expenditures.

Financing activities of continuing operations decreased by $328,497 to $4,103 for the three months ended September 30, 2021, compared to $332,600 for the three months ended September 30, 2020. This decrease was primarily due to decreased proceeds from issuances of convertible promissory notes, coupled with increased repayments of debt.

Going Concern

We generated net income of $293,761 and $720,494 for the three months ended September 30, 2021 and 2020, respectively. We used cash in operating activities of $642,178 and $306,368 for the three months ended September 30, 2021 and 2020, respectively. At September 30, 2021, we had a working capital surplus of $10,547,542, and an accumulated deficit of $225,767,648. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, management believes the Company’s present and expected cash flows will enable it to meet its obligations for a period of twelve months from the date of this filing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on October 13, 2021. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time. We continue to actively monitor the pandemic and may determine to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on October 13, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K, except as set forth below:

●	493,425 shares of the Company’s common stock were issued on July 30, 2021 to two vendors for services provided.

●	50,000 shares of the Company’s common stock were issued on September 7, 2021 to a vendor for services provided.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 18, 2021, the Board appointed Angelia Lansinger Hrytsyshyn as Chief Financial Officer, with such appointment to be effective on November 22, 2021, and approved an employment agreement with Ms. Hrytsyshyn (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company will compensate Ms. Hrytsyshyn in the amount of $225,000.00 annually. Ms. Hrytsyshyn will be eligible for an annual performance-based cash bonus. Ms. Hrytsyshyn shall also receive a restricted stock award of 500,000 shares of the Company’s common stock which will vest on each of the first, second, third and fourth anniversaries of the Employment Agreement, so long as the Ms. Hrytsyshyn remains employed by the Company. This paragraph contains only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the Employment Agreement, and such description is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed herewith as Exhibit 10.2.

Ms. Hrytsyshyn, Chief Financial Officer, age 40, combines over 17 years of experience in private and public corporate finance in various industries. From 2018 through August 2021, Ms. Hrytsyshyn was the Treasurer for American Trading and Production Corporation, a company with assets in private equity, alternative investments, and real estate. From 2013 to 2018, she was Assistant Treasurer for American Trading and Production Corporation. From 2009 to 2013, she held various finance roles in audit, FP&A, and strategy at Constellation Energy, an Exelon Company and energy company. Ms. Hrytsyshyn started her career at PricewaterhouseCoopers as an external SEC auditor for Fortune 500 companies in the Baltimore and Washington, DC area. She has an undergraduate and master’s degree from the University of Maryland at College Park and an MBA from the University of Chicago’s Booth School of Business.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Form of Director Agreements (Incorporated by reference to Form 8-K, Exhibit 10.1, filed September 2, 2021)

10.2*	Form of Employment Agreement between Company and Angelina Hrytsyshyn

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPhase Technologies, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
November 22, 2021

