Form 10-Q
period 2021-12-31
MPHASE TECHNOLOGIES, INC.
filed 2022-02-10
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

☒ Yes☐ No

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

As of February 10, 2022, there were 85,042,887 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

mPHASE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

mPhase Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2021	June 30, 2021
	(Unaudited)
Assets
Current Assets
Cash	$545,871	$2,473,386
Accounts receivable, net	19,929,137	15,784,081
Prepaid expenses	195,354	238,927
Other assets	479,827	422,254
Total Current Assets	21,150,189	18,918,648
Property and equipment, net	9,278	16,518
Goodwill	3,662	3,669
Intangible assets - purchased software, net	1,599,933	2,079,047
Other assets	3,634	3,645
Total Assets	$22,766,696	$21,021,527

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,497,201	$4,158,006
Accrued expenses	1,205,065	1,368,367
Contract liabilities	430,027	350,689
Due to related parties	89,377	87,688
Notes payable to officer	713,137	691,942
Notes payable	93,144	323,218
Convertible notes payable, net	3,527,623	1,991,036
Liabilities in arrears with convertible features	109,000	109,000
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	9,747,369	9,162,741

Notes payable, net of current portion	146,890	146,890
Total Liabilities	9,894,259	9,309,631

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2021 and June 30, 2021	10	10
Common stock, $0.01 par value; 500,000,000 shares authorized, 81,656,033 shares issued and 81,627,663 shares outstanding at December 31, 2021, and 78,612,608 shares issued and 78,584,238 shares outstanding at June 30, 2021	816,278	785,844
Additional paid-in-capital	237,890,249	236,935,277
Common stock to be issued	30,000	63,700
Accumulated other comprehensive income (loss)	3,106	(11,526)
Accumulated deficit	(225,867,206)	(226,061,409)
Total Stockholders’ Equity	12,872,437	11,711,896
Total Liabilities and Stockholders’ Equity	$22,766,696	$21,021,527

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue	$8,339,877	$7,636,436	$16,565,587	$15,223,300
Cost of revenue	5,625,000	5,625,010	11,250,033	11,250,399
Gross Profit	2,714,877	2,011,426	5,315,554	3,972,901
Operating Expenses:
Software development costs	314,664	-	314,664	-
Salaries and benefits	241,304	268,859	458,891	788,632
General and administrative expenses	971,290	423,669	1,977,242	669,742
Total Operating Expenses	1,527,258	692,528	2,750,797	1,458,374
Operating Income (Loss)	1,187,619	1,318,898	2,564,757	2,514,527
Other (Expense) Income:
Interest expense	(82,027)	(31,776)	(178,308)	(117,739)
(Loss) gain on change in fair value of derivative liability	-	(108,188)	-	157,900
Amortization of debt discounts, deferred financing costs, and original issue discounts	(1,038,525)	(173,722)	(2,077,049)	(494,184)
Initial derivative liability expense	-	-	-	(366,068)
(Loss) gain on debt extinguishments and settlements	(166,625)	-	(115,197)	31,270
Total Other (Expense) Income	(1,287,177)	(313,686)	(2,370,554)	(788,821)
(Loss) income before income taxes	(99,558)	1,005,212	194,203	1,725,706
Income taxes	-	-	-	-
Net (loss) income	$(99,558)	$1,005,212	$194,203	$1,725,706

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	1,573	(21,932)	14,632	(143,095)
Comprehensive income (loss)	$(97,985)	$983,280	$208,835	$1,582,611

(Loss) Income per common share:
(Loss) income per common share – basic	$-	$0.01	$-	$0.03

(Loss) income per common share – diluted	$-	$0.01	$-	$0.02

Weighted average shares outstanding – basic	80,160,272	73,996,275	79,547,721	68,591,025

Weighted average shares outstanding – diluted	80,160,272	105,716,572	118,768,099	100,341,323

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended December 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2021	1,000	$10	78,584,238	$785,844	$236,935,277	$63,700	$(11,526)	$(226,061,409)	$11,711,896

Issuance of common stock for vendor services			543,425	5,454	142,226	(63,700)			83,960
Stock-based compensation for restricted shares under employment agreement					19,466				19,466
Relative fair value of warrants issued with convertible promissory notes					125,252				125,252
Other comprehensive income							13,059		13,059
Net income								293,761	293,761
Balance September 30, 2021	1,000	$10	79,127,663	$791,278	$237,222,221	$-	$1,533	$(225,767,648)	$12,247,394

Issuance of common stock for conversions of convertible promissory notes			2,500,000	25,000	641,625				666,625
Stock-based compensation for restricted shares under employment agreements					26,403				26,403
Issuance of common stock for Board of Directors services						30,000			30,000
Other comprehensive income							1,573		1,573
Net loss								(99,558)	(99,558)
Balance December 31, 2021	1,000	$10	81,627,663	$816,278	$237,890,249	$30,000	$3,106	$(225,867,206)	$12,872,437

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2020	1,000	$10	19,174,492	$191,745	$231,984,704	$955,466	$113,070	$(227,727,420)	$5,517,575

Issuance of common stock for conversions of convertible promissory notes			16,331,766	163,318	544,954				708,272
Issuance of common stock for exchange of warrants			37,390,452	373,905	(220,604)				153,301
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Issuance of common stock for vendor services			200,000	2,000	4,820				6,820
Other comprehensive loss							(121,163)		(121,163)
Net income								720,494	720,494
Balance September 30, 2020	1,000	$10	73,096,710	$730,968	$232,324,611	$955,466	$(8,093)	$(227,006,926)	$6,996,036

Issuance of common stock for CloseComms acquisition			2,666,666	26,667	928,799	(955,466)			-
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Other comprehensive loss							(21,932)		(21,932)
Net income								1,005,212	1,005,212
Balance December 31, 2020	1,000	$10	75,763,376	$757,635	$233,264,147	$-	$(30,025)	$(226,001,714)	$7,990,053

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income	$194,203	$1,725,706
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discounts, deferred financing costs, and original issue discounts	2,077,049	494,184
Depreciation and amortization	459,230	461,659
Stock-based compensation	159,829	206,521
Loss (gain) on debt extinguishments and settlements	115,197	(31,270)
Gain on change in fair value of derivative liability	-	(157,900)
Initial derivative expense	-	366,068
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,645,056)	(15,298,054)
Decrease (increase) in prepaid expenses	43,573	(7,692)
Increase in other assets	(57,573)	(546)
Increase in contract liabilities	79,338	79,677
Increase in accounts payable and accrued expenses	6,782,462	11,833,599
Net cash used in operating activities	(1,791,748)	(328,048)

Cash flows from investing activities:
Capital expenditures	(2,357)	(1,727)
Net cash used in investing activities	(2,357)	(1,727)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	156,248	463,600
Repayments of notes payable	(304,290)	-
Repayments under settlement agreement	-	(15,000)
Repayments of convertible notes payable	-	(116,000)
Net cash provided by financing activities	(148,042)	332,600

Effect of foreign exchange rates changes on cash	14,632	(143,095)
Net decrease in cash	(1,927,515)	(140,270)
Cash at beginning of period	2,473,386	142,413
Cash at end of period	$545,871	$2,143

Supplemental disclosure:
Cash paid for interest	$32,603	$52,681
Cash paid for taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Six Months Ended
	December 31,
	2021	2020
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$-	$463,300

Supplemental disclosure of non-cash investing and financing activities:

Relative fair value of warrants issued with convertible promissory notes	$125,252	$-

Issuance of Common Stock for services
Value	$147,660	$6,820
Shares	543,425	200,000

Issuance of Common Stock for conversions of convertible promissory notes and accrued interest
Value	$666,625	$708,272
Shares	2,500,000	16,331,766

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

On January 11, 2019, the Company underwent a major change in management and control. New management of the Company is positioning the Company to be a technology leader in artificial intelligence (“AI”) and machine learning while enabling a more rapid commercial development of its patent portfolio and other intellectual property. The Company believes there are significant opportunities to embed artificial intelligence and machine learning into business operations, platform architectures, business services, and customer experiences, whereby its goal is to generate significant revenue from its artificial intelligence and machine learning technologies.

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

During 2021, the Company announced that it would be adding EV+ (electric vehicle) charging network and consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning. During the course of 2021, the Company actively planned pilot programs in EV+ (electric vehicle) charging network and, as part of a larger strategy to build an AI-driven consumer ecosystem. By late-2021, the Company transitioned into a “green” consumer company, serving as an important bridge between consumers, retailers, and service providers.

The Company can best be described as a technology company focused on consumer engagement using data analytics and artificial intelligence to create a monetizable link between consumers and retailers at opportunistic times and places. The Company is currently building a connected ecosystem that includes EV charging and software solutions that optimize consumer engagement within the framework of a SaaS/TaaS model. Branded under the mPower name, this ecosystem will empower the way people shop, dine, fuel and interact with the world to create a richer life experience. The mPower ecosystem is tailored to each individual’s tastes and needs, with particular emphasis on empowering tomorrow’s green consumer. The Company has data driven business units generating recurring revenue outside of its consumer ecosystem, in addition to legacy nanobattery technology and a related patent portfolio that are slated for future development. The Company plans to expand into other markets, both in the United States and globally, where it believes its technology and services will provide a distinct competitive advantage over its competition.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

The unaudited consolidated financial statements for the three and six months ended December 31, 2021 and 2020 include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2021. The results of operations for the three and six months ended December 31, 2021, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2022.

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

The full impact of the COVID-19 pandemic on the Company’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on the Company’s employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within the Company’s Annual Report on Form 10-K. Even after the pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, the Company cannot reasonably estimate the impact at this time. The Company continues to actively monitor the pandemic and may determine to take further actions that alter its business operations as may be required by federal, state, or local authorities or that it determines are in the best interests of its employees, customers, vendors, and shareholders. The Company applied for a loan under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES ACT”). During April 2020, the Company received loan proceeds of $33,333 under the SBA PPP of the CARES Act (see Note 6: Notes Payable).

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated net income of $194,203 and has used cash in operating activities of $1,791,748 for the six months ended December 31, 2021. At December 31, 2021, the Company had a working capital surplus of $11,402,820, and an accumulated deficit of $225,867,206. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, management believes the Company’s present and expected cash flows will enable it to meet its obligations for a period of twelve months from the date of this filing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the event managements’ plans do not materialize, in order to meet the Company’s working capital needs through the next twelve months and to fund the growth of its nanotechnology, artificial intelligence, and machine learning technologies, as well as our EV charging initiatives, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all. The Company’s ability to raise additional capital may also be impacted by the recent COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates used to translate amounts in INR and GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	December 31, 2021	June 30, 2021
Period-end INR: USD exchange rate	$0.01349	$0.01349
Period-end GBP: USD exchange rate	$1.34915	$1.38510

Income statement:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Average Period INR: USD exchange rate	$0.01349	$0.01362	$0.01349	$0.01351
Average Period GBP: USD exchange rate	$1.34876	$1.32094	$1.36066	$1.29006

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated at the rate on the date of the transaction and included in the results of operations as incurred.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the six months ended December 31, 2021 and 2020, this one customer accounted for approximately 100% and 100% of our total revenue, respectively. At December 31, 2021 and June 30, 2021, this one customer accounted for approximately 100% and 100% of our total accounts receivable, respectively. During December 2021, the Company began invoicing its consumer engagement locations. Although immaterial at December 31, 2021, as these locations continue to grow, the aforementioned one customer will become less of the Company’s total revenue and accounts receivable, thus decreasing the Company’s revenue risk concentrations.

Supplier Risk

Agreements which potentially subject the Company to concentrations of supplier risk consist principally of one supplier agreement. For the six months ended December 31, 2021, this one supplier accounted for approximately 100% of our total cost of revenue and accounted for approximately 80% of our total accounts payable. For the six months ended December 31, 2020, this one supplier accounted for approximately 100% of our total cost of revenue and accounted for approximately 97% of our total accounts payable.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at December 31, 2021 and June 30, 2021. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At December 31, 2021 and June 30, 2021, the Company’s cash balance at one financial institution exceeded the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Additionally, to date, the Company has entered into six separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the six tri-party settlement and offset agreements has totaled $48,750,000. At December 31, 2021 and June 30, 2021, the Company determined there was no requirement for an allowance for doubtful accounts.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of December 31, 2021 and June 30, 2021, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the six months ended December 31, 2021 and 2020.

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

At December 31, 2021, the book value of purchased and developed technology of $3,875,256, included three technology platforms, a machine learning platform and two artificial intelligence platforms. For the six months ended December 31, 2021 and 2020, the Company incurred amortization expense of $449,142 and $450,302, respectively.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”) issued in December 2019. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares is not included if the result would be anti-dilutive, such as when a net loss is reported. For the three months ended December 31, 2021, basic and diluted EPS are computed using the same number of weighted average shares as we incurred a net loss for those periods. For the six months ended December 31, 2021, as we incurred net income for the period, dilutive shares included approximately 25,000,000 shares of the Company’s common stock related to convertible promissory notes and outstanding warrants to purchase up to approximately 14,000,000 shares of the Company’s common stock, assuming conversion of such convertible promissory notes and exercise of such warrants occurred at July 1, 2021, as the conversion price of the convertible promissory notes and warrants were less than the average market price of the Company’s common stock for the six months ended December 31, 2021. At December 31, 2021, there were approximately 134,316 shares of the Company’s common stock to be issued and 1,000,000 restricted shares of the Company’s common stock to be issued upon vesting pursuant to the terms of employment agreements with the Company’s Chief Operating Officer and Chief Financial Officer, which were not included in computing dilutive EPS. For the three and six months ended December 31, 2020, as we incurred net income for those periods, dilutive shares included 31,750,297 shares of the Company’s common stock related to convertible promissory notes, assuming conversion of such convertible promissory notes occurred at October 1, 2020 and July 1, 2020, respectively, as the conversion price of the convertible promissory notes were less than the average market price of the Company’s common stock for the three and six months ended December 31, 2020. Additionally, for dilutive EPS purposes for the three and six months ended December 31, 2020, the assumed conversion of such convertible promissory notes at October 1, 2020 and July 1, 2020, increased the net income amount used in the dilutive EPS computation by $742,537 and $751,482, respectively, as a result of the net impact of interest that would not have been incurred during the period as well as original issue discounts, deferred financing costs, debt discounts, and derivative liability balances that would not have been required at December 31, 2020. At December 31, 2020, there were 115,817 restricted shares of the Company’s common stock to be issued upon vesting pursuant to the terms of an employment agreement with its former Chief Financial Officer, which were not included in computing dilutive EPS.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Effective July 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740). The standard amends and simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company determined the adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements.

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

During May 2021, the FASB issued ASU 2021-04, to clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for the Company as of July 1, 2022, with early adoption permitted. The Company is reviewing the impact of this guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited consolidated financial statements.

NOTE 4: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	December 31,	June 30,
	2021	2021
Purchased software	$3,875,256	$3,905,228
Less: accumulated amortization	(2,275,323)	(1,826,181)
Purchased software, net	$1,599,933	$2,079,047

Intangible asset – Purchased Software consists of the following three software technologies:

Alpha Predictions developed software	$448,255
Travel Buddhi developed software	114,420
CloseComms developed software	1,037,258
Total developed software	$1,599,933

The Alpha Predictions and Travel Buddhi developed software were acquired during the fiscal year ended June 30, 2019. The CloseComms developed software was acquired during the fiscal year ended June 30, 2020. At December 31, 2021, the Travel Buddhi and CloseComms technology platforms have been placed in service.

Developed software costs are amortized on a straight-line basis over three years. Amortization of developed software costs is included in general and administration expenses within the unaudited consolidated statements of operations.

For the three and six months ended December 31, 2021, amortization expense was $224,348 and $449,142, respectively. For the three and six months ended December 31, 2020, amortization expense was $226,469 and $450,302, respectively.

Future amortization expense related to the existing net carrying amount of developed software at December 31, 2021 is expected to be as follows:

Remainder of fiscal year 2022	$402,668
Fiscal year 2023	564,743
Fiscal year 2024	415,325
Fiscal year 2025	217,197
$1,599,933

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category and primary geographic regions within our single reporting segment:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Categories:
Subscription	$6,434,050	$6,180,000	$12,839,050	$12,360,000
Service and support	1,005,157	906,756	1,961,087	1,804,020
Application development and implementation	900,670	549,680	1,765,450	1,059,280
Total Revenue	$8,339,877	$7,636,436	$16,565,587	$15,223,300

Primary Geographic Regions:
United States	100%	-%	100%	-%
India	-%	100%	-%	100%
	100%	100%	100%	100%

Effective July 1, 2021, the Company moved the invoicing office of its largest customer to its customer’s United States based office. This change was to align the invoicing by the Company to the customer’s location managing the services provided under the customer agreement.

The following table presents our long-lived assets by primary geographic regions within our single reporting segment:

	December 31,
	2021	2020
United States	$1,438	$1,438
India	568,973	1,490,952
United Kingdom	1,046,096	1,068,556
Total long-lived assets	$1,616,507	$2,560,946

For the six months ended December 31, 2021 and 2020, the Company was subject to revenue concentration risk as one customer accounted for approximately 100% of our total revenue for both periods.

Subscription and Application Development and Implementation Revenue

The Company recognizes revenue when, or as, it satisfies a performance obligation to a customer. The Company primarily has one performance obligation, which includes the combined promise to develop, implement, and license customized software. Payment terms for the software include one-time application development and implementation fees, which are generally billed on a time-and-materials basis over the development and implementation period, plus fixed license subscription fees, which may either be billed in full upfront or in monthly installments over the license period, which is generally three to ten years. All of these fees are allocated to the single performance obligation of providing software to the customer.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets. At December 31, 2021 and June 30, 2021, contract liabilities totaled $430,027 and $350,689, respectively.

The following table presents a reconciliation of the contract liabilities from June 30, 2021 to December 31, 2021:

June 30, 2021	$350,689
Contract liability deferral	300,247
Amortization of contract liability to revenue	(220,909)
December 31, 2021	$430,027

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 6: NOTES PAYABLE

Notes payable is comprised of the following:

	December 31,	June 30,
	2021	2021
Note payable, SBA – Paycheck Protection Program [1]	$33,751	$33,680
Note payable, SBA – Economic Injury Disaster Loan [2]	163,081	160,393
Note payable, Accredited Investor [3]	43,202	276,035
Total notes payable	$240,034	$470,108
Less: current portion of notes payable	(93,144)	(323,218)
Long-term portion of notes payable	$146,890	$146,890

[1]	effective April 28, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $33,333. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 28, 2020, requires 18 monthly payments of $1,876 each, consisting of principal and interest until paid in full on April 28, 2022. Subsequent to issuance, the first payment due date was extended. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. The Company has applied for forgiveness and expects to satisfy the requirements for forgiveness of the entire principal and accrued interest balance. The Company is awaiting receipt of approval of its requested forgiveness from the SBA through its treasury partner. At December 31, 2021, $33,751 was recorded as a current liability within notes payable with the consolidated balance sheets.

[2]	effective May 28, 2020, the Company entered into a promissory note and security agreement with the U.S. Small Business Administration (“SBA”) in the principal amount of $150,000. The note was approved under the provisions of the CARES Act and the terms of the COVID-19 Economic Injury Disaster Loan (“EIDL”) program of the SBA’s EIDL Program. The note accrues interest at a rate of 3.75% per annum, and beginning May 28, 2021, requires monthly payments of $731 each, consisting of principal and interest until paid in full on May 28, 2050. Subsequent to issuance, the SBA extended the first payment due date to 24 months from the date of the note. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, this promissory note is collateralized by certain of the Company’s property as specified within the security agreement. Furthermore, on June 4, 2020, the Company received $4,000 from the SBA, which it is currently working to obtain details from the SBA regarding this amount. As such, at December 31, 2021, the Company recorded this amount as a current liability. At December 31, 2021, $16,191 was recorded as a current liability within notes payable and $146,890 was recorded as a long-term liability within notes payable, net of current portion with the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 6: NOTES PAYABLE (continued)

[3]	effective February 8, 2021, the Company entered into a securities purchase agreement with an accredited investor and issued an 12% promissory note in the principal amount of $362,250 (including a $47,250 original issue discount) to the accredited investor with a maturity date of February 8, 2022. Twelve months of interest is immediately earned by the accredited investor upon the Company receiving proceeds and is included in the required monthly repayments. On February 10, 2021, the Company received net proceeds in the amount of $288,000 as a result of $27,000 being paid for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. In accordance with the securities purchase agreement, the Company issued 1) 250,000 restricted shares of its common stock (“Commitment Shares”) to the accredited investor as additional consideration for the purchase of the promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to the accredited investor which will be returned to the Company upon timely completion of the required repayment schedule. Repayments of the promissory note shall be made in eight (8) installments each in the amount of $50,715, which commenced July 8, 2021 and continues thereafter each thirty (30) days until February 8, 2022. This promissory note is only convertible upon an event of default as defined in the promissory note. The original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares are being amortized over the term of the note. At December 31, 2021, the aggregate outstanding balance of the promissory note and accrued interest was $101,430. At December 31, 2021, the aggregate balance of the promissory note, net of original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares was $43,202.

NOTE 7: CONVERTIBLE DEBT ARRANGEMENTS

JMJ Financial

At December 31, 2021 and June 30, 2021, the amount recorded in current liabilities for this one convertible note and accrued interest thereon due to JMJ Financial was $235,925 and $213,545, respectively. During the six months ended December 31, 2021 and 2020 the Company recorded $9,221 and $8,514, respectively, of interest for the outstanding convertible note.

At December 31, 2021 and June 30, 2021, the aggregate remaining amount of convertible securities held by JMJ could be converted into 11,796 and 10,677 shares, respectively, with a conversion price of $20.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

The Notes mature on April 6, 2022 and May 3, 2022, bears interest at the rate of 5% per annum and are convertible at any time upon the option of the Investor into shares of Common Stock at a conversion price equal to $0.20 per share or, upon the occurrence and during the continuance of an Event of Default (as defined in the Note), if lower, at a conversion price equal to 75% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock during the 20 consecutive trading days immediately preceding the applicable conversion date. The Company has the right to prepay all or any portion of the outstanding balance of the Note in an amount equal to 115% or 120%, depending on whether such repayment is made before or after November 5, 2021, multiplied by the portion of the outstanding balance to be prepaid. The Company is required to prepay all or any portion of the outstanding balance of the Note upon the occurrence of a Qualified Financing (as defined in the Note). If at any time while the Note is outstanding, the Company completes any single Future Transaction (as defined in the Note), the Investor may, in its sole discretion, elect to apply all, or any portion, of the then outstanding principal amount of this Note and any accrued but unpaid interest, as purchase consideration for such Future Transaction.

The Warrants are exercisable at a purchase price of $0.20 per share at any time on or prior to April 6, 2025 and May 3, 2025, and may be exercised on a cashless basis, beginning on the six-month anniversary of the Effective Date, if the shares of Common Stock underlying the Warrants are not then registered under the Securities Act of 1933, as amended (the “Securities Act”). On January 31, 2022, the Investor agreed to not convert, tender for conversion or otherwise take steps toward the conversion of either of the Notes to Common Stock until the earlier of (a) May 1, 2022 or (b) the date on which the Common Stock commences trading on the Nasdaq Stock Market or another national stock exchange. The Investor will not have the right to exercise the Warrants if the Investor, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its conversion and under no circumstances may exercise the Warrants if the Investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its exercise.

The Securities Purchase Agreement (the “SPA”) contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

In connection herewith, the Company recorded an original issue discount of $306,000 and deferred financing costs of $42,500. The original issue discount and deferred financing costs are being amortized over the term of the note. At December 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $1,927,988. At December 31, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $1,387,297. During October 2021 and December 2021, an aggregate of $500,000 of outstanding principal was converted into an aggregate of 2,500,000 shares of the Company’s common stock. The company recorded an aggregate loss on extinguishment of debt of $166,625 as a result of the Company issuing shares of it common stock to satisfy the outstanding principal conversions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

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

The Warrants are exercisable at a purchase price of $0.20 per share at any time on or prior to May 4, 2025 and June 30, 2025, and may be exercised on a cashless basis, beginning on the six-month anniversary of the Effective Date, if the shares of Common Stock underlying the Warrants are not then registered under the Securities Act.

The SPA contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

In connection herewith, the Company recorded an original issue discount of $447,237 and deferred financing costs of $10,000. The original issue discount and deferred financing costs are being amortized over the term of the note. At December 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $3,075,146. At December 31, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $2,135,337.

At December 31, 2021 and June 30, 2021, there was $4,832,616 and $5,143,795 of convertible notes payable outstanding, net of discounts of $1,304,993 and $3,157,759, respectively.

During the six months ended December 31, 2021 and 2020, amortization of original issue discount, deferred financing costs, and debt discounts amounted to $2,077,049 and $494,184, respectively.

During the six months ended December 31, 2021, $500,000 of convertible notes were converted into 2,500,000 shares of the Company’s common stock. During the six months ended December 31, 2020, $288,182 of convertible notes, including fees and interest, were converted into 16,331,766 shares of the Company’s common stock.

At December 31, 2021, the Company was in compliance with the terms of the Accredited Investors convertible promissory notes.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

Notes payable under convertible debt and debenture agreements, net is comprised of the following:

	December 31,	June 30,
	2021	2021
JMJ Financial	$109,000	$109,000
Accredited Investors	4,832,616	5,148,795
Unamortized OID, deferred financings costs, and debt discounts	(1,304,993)	(3,157,759)
Total convertible debt arrangements, net	$3,636,623	$2,100,036

At December 31, 2021 and June 30, 2021, the outstanding balances are reflected as current liabilities within our consolidated balance sheets. At December 31, 2021 and June 30, 2021, accrued interest on these convertible notes of $303,207 and $162,271, respectively, is included within accrued expenses of the consolidated balance sheets.

NOTE 8: DERIVATIVE LIABILITY

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operation as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date then reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2020 to June 30, 2021, as there was no derivative liability transactions during the three months ended December 31, 2021:

Conversion feature derivative liability
June 30, 2020	$897,631
Initial fair value of derivative liability recorded as debt discount	853,800
Initial fair value of derivative liability charged to other expense	2,240,908
Gain on change in fair value included in earnings	(3,267,323)
Derivative liability relieved by conversions of convertible promissory notes	(725,016)
June 30, 2021	$-

Total derivative liability at December 31, 2021 and June 30, 2021 amounted to $0 for both periods.

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

At December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY

At December 31, 2021, the total number of shares of all classes of stock that the Company shall have the authority to issue is 500,001,000 shares consisting of 500,000,000 shares of common stock, $0.01 par value per share, of which 81,656,033 are issued and 81,627,663 are outstanding, and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding.

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

Common Stock

Stock Based Compensation – Common Stock Grants

During the six months ended December 31, 2021, the Company recorded $45,869 of stock-based compensation expense related to a November 22, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Financial Officer and a May 17, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Operating Officer, both of which vests 25% on the 1 year, 2 year, 3 year, and 4 year anniversaries of the grant dates.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Furthermore, during the six months ended December 31, 2020, the Company recorded $21,474 of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to the Company’s former Chief Financial Officer, which vested 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date.

Vendor Services

During the six months ended December 31, 2021, the Company entered into various consulting, public relations, and marketing agreements whereby the Company issued an aggregate of 543,425 restricted shares of its common stock for services to be performed during specified periods of time. During the six months ended December 31, 2021, the Company recorded $83,960 of expense.

During the six months ended December 31, 2020, the Company entered into a consulting, public relations, and marketing agreement whereby the Company issued 200,000 restricted shares of its common stock for services to be performed during the agreement period of July 15, 2020 through October 15, 2020. During the six months ended December 31, 2020, the Company recorded $6,820 of expense.

Board of Director Services

During the six months ended December 31, 2021, the Company granted an aggregate of 134,316 restricted shares of its common stock in accordance with the Board of Directors agreements in place during this period. During the six months ended December 31, 2021, the Company recorded $30,000 of expense. At December 31, 2021, the grant date fair value of the 134,316 granted restricted shares of $30,000 is classified as common stock to be issued within the consolidated balance sheets.

During the six months ended December 31, 2020, there were no restricted shares of the Company’s common stock granted in accordance with any Board of Directors agreements.

Conversion of Debt Securities

During the six months ended December 31, 2021, $500,000 of convertible notes were converted into 2,500,000 shares of the Company’s common stock by an accredited investor, valued at $666,625. During the six months ended December 31, 2020, $288,182 of convertible notes, including fees and interest, were converted into 16,331,766 shares of the Company’s common stock by accredited investors, valued at $708,272.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Reserved Shares

At December 31, 2021, the convertible promissory notes entered into with the accredited investors require the Company to reserve approximately 82,000,000 shares of its common stock for potential future conversions under such instruments.

At December 31, 2021, 7,202 shares of the Company’s common stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s common stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

Common Stock Warrants

Exchange Agreement – Warrants Exchanged for Common Stock

Refer to the Exchange Agreement, Cancelled Warrants, Transition Agreement and Warrant Agreement discussed in the aforementioned Stock Based Compensation – Common Stock Grants section of Note 9.

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

As discussed in Note 7, the Evergreen Agreement, the Company sold to the Investor and the Investor acquired an aggregate of 11,730,000 warrants to acquire shares of the Company’s common stock. The warrants expire four years after issuance and have an exercise price of $0.20 per share, subject to adjustment hereunder. The warrants can also be exercised under a cashless basis as outlined within the Warrant Agreement. The Company attributed an aggregate fair value of $1,293,541 to the warrants, based upon an average value of $0.27 per warrant.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Fair Value of Warrants

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and applicable employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following range of assumptions were utilized during the six months ended December 31, 2021:

Expected volatility	618.01%
Weighted-average volatility	618.01%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	0.68%

The following table sets forth common stock purchase warrants outstanding at December 31, 2021:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2021	25,718,971	$0.20	$-
Warrants issued	919,106	0.20	-
Warrants forfeited	-	-	-
Outstanding, December 31, 2021	26,638,077	$0.20	$-

Common stock issuable upon exercise of warrants	26,638,077	$0.20	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2021	Weighted Average Exercise Price
$0.20	26,638,077	3.34	$0.20	26,638,077	$0.20
	26,638,077	3.34	$0.20	26,638,077	$0.20

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 10: RELATED PARTY TRANSACTIONS

Microphase Corporation

At December 31, 2021, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Transactions With Officers

Note Payable Issuances

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation to provide working capital to the Company. During the six months ended December 31, 2021 and 2020, there were no advances from any officers or former officers of the Company. During the six months ended December 31, 2021 and 2020, $22,883 and $2,412 has been charged for interest on loans from officers and former officers.

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

At December 31, 2021 and June 30, 2021, these outstanding notes including accrued interest totaled $769,970 and $747,086, respectively. At December 31, 2021, these promissory notes are not convertible into shares of the Company’s common stock.

Common Stock Issuances

During the six months ended December 31, 2021, the Company recorded $45,869 of stock-based compensation expense related to a November 22, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Financial Officer and a May 17, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Operating Officer, both of which vests 25% on the 1 year, 2 year, 3 year, and 4 year anniversaries of the grant dates.

Office Lease

Effective February 8, 2021, the Company relocated its corporate office to Gaithersburg, MD, and incurred rent expense of $1,350 per month through March 31, 2021, which was payable to a related party. The current lease payment is $1,600 per month and the lease term is a month-to-month arrangement. For the six months ended December 31, 2021 and 2020, $24,389 and $8,100, respectively, was recognized as rent expense. At December 31, 2021 and June 30, 2021, $35,971 was accrued as payable to the related party.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

Office Lease

Refer to Note 10: Related Party Transactions, Office Lease.

Contracts and Commitments Executed Pursuant to the Transition Agreement

In the transaction whereby, Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including an employment agreement and a warrant agreement (see Note 9).

NOTE 12: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the unaudited consolidated financial statements for the three and six months ended December 31, 2021 and 2020.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets at December 31, 2021 and June 30, 2021 were only accounts payable with a balance of $82,795 for both periods.

For the three and six months ended December 31, 2021 and 2020, there were no revenue or expenses associated with discontinued operations included in our unaudited consolidated statements of operations.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company, pursuant to the approval of its Board of Directors (the “Board”), entered into an amended and restated employment agreement with Anshu Bhatnagar, Chief Executive Officer of the Company, modifying the terms of the Employment Agreement entered into between the Company and Mr. Bhatnagar dated January 11, 2019 (collectively, the “Bhatnagar Amended Employment Agreement”). The Bhatnagar Amended Employment Agreement became effective retroactively as of January 1, 2022 and shall expire on December 31, 2032.

Subsequent to December 31, 2021, the Company, pursuant to the approval of the Board, entered into an amended and restated employment agreement with Angelia Lansinger Hrytsyshyn, Chief Financial Officer of the Company, modifying the terms of the Employment Agreement entered into between the Company and Ms. Hrytsyshyn dated November 16, 2021 (collectively, the “Hrytsyshyn Amended Employment Agreement”). The Hrytsyshyn Amended Employment Agreement became effective January 21, 2022.

Subsequent to December 31, 2021, the Company’s Board appointed James F. Engler, Jr. as a member of the Board to serve as a non-executive director of the Company.

Subsequent to December 31, 2021, the Company’s Board ratified and approved the establishment of the Audit Committee, Compensation Committee, and Nominating and Governance Committee as committees of the Board, the adoption of the charters for such committees and the appointment of the Company’s directors to such committees.

Subsequent to December 31, 2021, the Company entered into a non-recourse Future Receivables Agreement (“Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company sold, assigned, and transferred to Investor all of the Company’s future accounts, contract rights, and other entitlements arising from or relating to the payment of monies from the Company’s customers’ including all payments made in the ordinary course of business, for the payments due to the Company as a result of the Company’s sale of goods or services. The Agreement provides for the purchase of $4,050,000 of purchased receipts by the Investor with net proceeds of $2,910,000 to the Company. The weekly repayment term began during January 2022 and concludes during July 2022, at which time the Agreement will be fully satisfied.

Subsequent to December 31, 2021, the Company’s Board approved the issuance of 3,352,066 shares of the Company’s common stock to Anshu Bhatnagar, Chief Executive Officer of the Company, to satisfy a note payable due to Mr. Bhatnagar in the aggregate amount of $528,607.

Subsequent to December 31, 2021, Evergreen agreed to not convert shares for a period of time. Refer to Note 7 for details.

Subsequent to December 31, 2021, the Company filed for a name change with the Financial Industry Regulatory Authority (“FINRA”) to mPower Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by mPhase Technologies, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

On August 27, 2019, the Company’s Board of Directors approved the filing of an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to increase the authorized shares of common stock from 25 million shares to 100 million shares pursuant to Section 14A:7-2(4) of the Business Corporation Law of the State of New Jersey. The Amendment was filed with the State of New Jersey on September 4, 2019.

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

During 2021, the Company announced that it would be adding EV charging to its consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning. During the course of 2021, the Company actively planning pilot programs in EV charging, as part of a larger strategy to build an AI-driven consumer ecosystem. By late-2021, the Company transitioned into a “green” consumer company, serving as an important bridge between consumers, retailers, and service providers.

On May 17, 2021, the Company’s Board of Directors appointed Venkat Kodumudi as the Company’s Chief Operating Officer (the “Appointment”). In connection with the Appointment, Mr. Kodumudi entered into an Employment Agreement (the “Employment Agreement”) with the Company. The Employment Agreement is for an indefinite term and may be terminated with or without cause. Mr. Kodumudi will receive an annual base salary of $200,000 (the “Base Salary”) and shall be eligible to earn a performance bonus in the target amount of up to 50% of the Base Salary, if any, upon the attainment of performance goals established by the Chief Executive Officer of the Company. The Base Salary shall increase to $225,000, the first payroll subsequent to the Company completing an uplist to a listed exchange. In connection with his Appointment, Mr. Kodumudi was granted 500,000 restricted stock units of the Company’s common stock (the “RSUs”). The RSUs shall vest in accordance with the following: (i) 125,000 of the RSUs shall vest on the one year anniversary of the Effective Date; (ii) 125,000 RSUs shall vest on the second year anniversary of the Effective Date; (iii) 125,000 RSUs shall vest on the third year anniversary of the Effective Date; and (iv) 125,000 RSUs shall vest on the fourth year anniversary of the Effective Date. As a full-time employee of the Company, Mr. Kodumudi will be eligible to participate in all of the Company’s benefit programs. Upon termination of Mr. Kodumudi without cause and provided that Mr. Kodumudi has been employed by the Company for a minimum of twelve (12) months but less than twenty-four (24) months, the Company shall pay or provide to Mr. Kodumudi severance pay equal to his then current monthly base salary for six months from the date of termination, during which time Mr. Kodumudi shall continue to receive all employee benefits and employee benefit plans as described in the Employment Agreement. Upon termination of Mr. Kodumudi without cause and provided that Mr. Kodumudi has been employed by the Company for a minimum of twenty-four (24) months, the Company shall pay or provide to Mr. Kodumudi severance pay equal to his then current monthly base salary for twelve months from the date of termination.

On August 27, 2021, the Board of Directors (the “Board”) of the Company appointed Suhas Subramanyam, Chester White, and Thomas Fore as members of the Board (such appointments, collectively, the “Appointments”). The terms of the Appointments commenced on August 27, 2021 and are in effect for a period of approximately one year, until the time of the Company’s next Annual Meeting of Stockholders. In connection with the Appointments, on August 27, 2021, the Company entered into director agreements with Mr. Subramanyam, Mr. White and Mr. Fore (such director agreements, collectively, the “Director Agreements”). Pursuant to the Director Agreements, the Company will compensate each such director a fee of $20,000 annually, which is to be paid in quarterly installments of $5,000. Such quarterly fee will be increased by $1,250 for each such director who serves as a member of either the Audit, Compensation, or Nominating Committee. In lieu of cash consideration, the annual fee will be paid by issuance of the number of restricted shares of the Company’s common stock equivalent to the applicable cash amount due as determined based upon the closing price on the last trading day of such quarter. This paragraph contains only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the Director Agreements, and such descriptions is qualified in its entirety by reference to the full text of the Director Agreements, a copy of which is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on September 2, 2021.

On November 18, 2021, the Board appointed Angelia Lansinger Hrytsyshyn as Chief Financial Officer, with such appointment to be effective on November 22, 2021, and approved an employment agreement with Ms. Hrytsyshyn (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company will compensate Ms. Hrytsyshyn in the amount of $225,000 annually. Ms. Hrytsyshyn will be eligible for an annual performance-based cash bonus. Ms. Hrytsyshyn shall also receive a restricted stock award of 500,000 shares of the Company’s common stock which will vest on each of the first, second, third and fourth anniversaries of the Employment Agreement, so long as Ms. Hrytsyshyn remains employed by the Company. This paragraph contains only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the Employment Agreement, and such description is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the SEC on November 22, 2021.

On January 5, 2022, the Company filed for a name change with the Financial Industry Regulatory Authority (“FINRA”) to mPower Technologies, Inc.

On January 19, 2022, the Company, pursuant to the approval of the Board, entered into an amended and restated employment agreement with Anshu Bhatnagar, Chief Executive Officer of the Company, modifying the terms of the Employment Agreement entered into between the Company and Mr. Bhatnagar dated January 11, 2019 (collectively, the “Bhatnagar Amended Employment Agreement”). The Bhatnagar Amended Employment Agreement, which becomes effective retroactively as of January 1, 2022 (the “Effective Date”) provides for an increase to Mr. Bhatnagar’s annual cash base salary to $600,000. Further, Mr. Bhatnagar is eligible to receive additional increases to base salary, to be determined in the sole discretion of the Company’s Board, which allow for an increase in base salary as follows: base salary shall increase to $700,000 on the first anniversary of the effective date of the Amended Employment Agreement; and base salary shall increase to $800,000 on the second anniversary of the effective date of the Amended Employment Agreement. Additionally, the Amended Employment Agreement provides that Mr. Bhatnagar shall also be entitled to receive stock-based compensation in the form of shares of common stock of the Company, and an annual cash bonus of up to 100% of base salary, which shall be determined by the Board. The Term of the Bhatnagar Amended Employment Agreement shall expire on December 31, 2032. This paragraph contains only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the Bhatnagar Amended Employment Agreement, and such description is qualified in its entirety by reference to the full text of the Bhatnagar Amended Employment Agreement, a copy of which is incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on January 25, 2022.

On January 19, 2022, the Company, pursuant to the approval of the Board, entered into an amended and restated employment agreement with Angelia Lansinger Hrytsyshyn, Chief Financial Officer of the Company, modifying the terms of the Employment Agreement entered into between the Company and Ms. Hrytsyshyn dated November 16, 2021 (collectively, the “Hrytsyshyn Amended Employment Agreement”). The Hrytsyshyn Amended Employment Agreement, which becomes effective January 21, 2022, provides for an increase to Ms. Hrytsyshyn’s annual cash base salary to $250,000. Further, Ms. Hrytsyshyn is eligible to receive an annual performance-based cash bonus equal to 50% of base salary. The Term of the Hrytsyshyn Amended Employment Agreement shall be “at will” and can be terminated by the Company or Ms. Hrytsyshyn at any time for any reason provided that Ms. Hrytsyshyn may not voluntarily terminate the agreement without thirty (30) days prior written notice delivered to the Company. This paragraph contains only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the Hrytsyshyn Amended Employment Agreement, and such description is qualified in its entirety by reference to the full text of the Hrytsyshyn Amended Employment Agreement, a copy of which is incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on January 25, 2022.

On January 19, 2022, the Board appointed James F. Engler, Jr. as a member of the Board (the “Appointment”). Mr. Engler will serve as a non-executive director of the Company. In connection with the Appointment, the Company and Mr. Engler entered into a director agreement (the “Director Agreement”) whereby, as compensation for his services as a member of the Board, Mr. Engler shall receive 200,000 shares of the Company’s common stock options, par value $0.01 per share (the “Director Options”) and will vest monthly over three years that Mr. Engler serves as Director. Additionally, Mr. Engler shall be paid an annual fee of $50,000, to be paid $12,500 per quarter, as compensation for his services as a Director of the Company. It was further agreed that until the Company has raised $10 million, or within the first six months, whichever comes first, the Company will pay the annual compensation through the issuance of restricted shares of Company’s common stock in lieu of cash consideration. So long as Mr. Engler serves as a member of any committee of the Board, the amount of quarterly fee shall be increased by $1,250. Additionally, pursuant to the approval of the Board, each independent director’s existing director agreement will be amended such that each independent director will receive compensation on the same terms as set forth in the Director Agreement.

On January 20, 2022, the Company’s Board ratified and approved the establishment of the Audit Committee, Compensation Committee, and Nominating and Governance Committee as committees of the Board, the adoption of the charters for such committees and the appointment of the Company’s directors to such committees. The Board appointed Chester White, Thomas Fore, and James Engler to serve on the Audit Committee of the Board of Directors of the Company, with Mr. Engler serving as the Chair of the Audit Committee. The Board appointed Mr. Fore, Mr. Engler and Mr. Subramanyam to serve on the Compensation Committee of the Board of Directors of the Company, with Mr. Fore serving as the Chair of the Compensation Committee. The Board appointed Mr. Subramanyam, Mr. Engler and Mr. Fore to serve on the Nominating and Corporate Governance Committee of the Board of Directors of the Company, with Mr. Subramanyam serving as the Chair of the Nominating and Corporate Governance Committee.

The Company can best be described as a technology company focused on consumer engagement using data analytics and artificial intelligence to create a monetizable link between consumers and retailers at opportunistic times and places. The Company is currently building a connected ecosystem of EV charging and software solutions that optimize consumer engagement within the framework of a SaaS/TaaS model. Branded under the mPower name, this ecosystem will empower the way people shop, dine, fuel and interact with the world to create a richer life experience. The mPower ecosystem is tailored to each individual’s tastes and needs, with particular emphasis on empowering tomorrow’s green consumer. The Company has data driven business units generating recurring revenue outside of its consumer ecosystem, in addition to legacy nanobattery technology and a related patent portfolio that are slated for future development. The Company plans to expand into other markets, both in the United States and globally, where it believes its technology and services will provide a distinct competitive advantage over its competition.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 3 above and the Company’s Annual Report on Form 10-K as filed with the SEC on October 13, 2021, are those that depend most heavily on these judgments and estimates. As of December 31, 2021, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended December 31, 2021 compared to three months ended December 31, 2020

Continuing Operations

Revenue

Our revenue increased to $8,339,877 for the three months ended December 31, 2021, compared to $7,636,436 for the three months ended December 31, 2020, an increase of $703,441, or 9.2%. The increase is the result of continued deployment and growth of our SaaS technology platforms and services through our channel partner, which generated $6,405,000 of subscription revenue, $1,005,157 of service and support revenue and $900,670 of application development and implementation revenue. The increase was also driven by the launch of our consumer engagement services which generated $29,050 of subscription revenue.

Cost of Revenue

Cost of revenue remained unchanged at $5,625,000 for the three months ended December 31, 2021, compared to the three months ended December 31, 2020.

Operating Expenses

Our operating expenses increased to $1,527,258 for the three months ended December 31, 2021, compared to $692,528 for the three months ended December 31, 2020, an increase of $834,730, or 121%. The increase is primarily due to $547,621 of operating expenses related to supporting the addition of EV charging to the Company’s consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning, coupled with $314,664 of software development costs. The increase was partially offset by a reduction of $27,555 of salaries and benefits expenses related to the reduction of non-U.S. based team members, partially offset by an increase of U.S. based team members.

Other (Expense) Income

Our other expense, net, increased by $973,491, or 310%, for the three months ended December 31, 2021. The increase is primarily the result of increases in amortization of debt discounts, deferred financings costs, and original issue discounts of $864,803, loss on debt extinguishments and settlements of $166,625, and interest expense of $50,251, partially offset by prior year loss on change in fair value of derivative liability of $108,188.

Net (Loss) Income from Continuing Operations

We incurred a net loss of $99,558 for the three months ended December 31, 2021, compared to net income of $1,005,212 for the three months ended December 31, 2020, a decrease of $1,104,770, or 110%. The net loss is primarily driven by the increases in operating expenses and other expense, net, partially offset by the increase in gross profit, as disclosed above.

Discontinued Operations

For the three months ended December 31, 2021 and 2020, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations.

Results of Operations

Six months ended December 31, 2021 compared to six months ended December 31, 2020

Continuing Operations

Revenue

Our revenue increased to $16,565,587 for the six months ended December 31, 2021, compared to $15,223,300 for the six months ended December 31, 2020, an increase of $1,342,287, or 8.8%. The increase is the result of continued deployment and growth of our SaaS technology platforms and services through our channel partner, which generated $12,810,000 of subscription revenue, $1,961,087 of service and support revenue and $1,765,450 of application development and implementation revenue. The increase was also driven by the launch of our consumer engagement services which generated $29,050 of subscription revenue.

Cost of Revenue

Cost of revenue totaled $11,250,033 for the six months ended December 31, 2021, compared to $11,250,399 for the six months ended December 31, 2020.

Operating Expenses

Our operating expenses increased to $2,750,797 for the six months ended December 31, 2021, compared to $1,458,374 for the six months ended December 31, 2020, an increase of $1,292,423, or 89%. The increase is primarily due to $1,307,500 of operating expenses related to supporting the addition of EV charging to the Company’s consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning, coupled with $314,664 of software development costs. The increase was partially offset by a reduction of $329,741 of salaries and benefits expenses related to the reduction of non-U.S. based team members and a reduction of employee stock-based compensation expense, partially offset by an increase of U.S. based team members.

Other (Expense) Income

Our other expense, net, increased by $1,581,733, or 200%, for the six months ended December 31, 2021. The increase is primarily the result of increases in amortization of debt discounts, deferred financings costs, and original issue discounts of $1,582,865, loss on debt extinguishments and settlements of $146,467, and interest expense of $60,569, coupled with prior year gain on change in fair value of derivative liability of $157,900, and partially offset by prior year loss on initial derivative liability expense of $366,068.

Net Income from Continuing Operations

We generated net income of $194,203 for the six months ended December 31, 2021, compared to net income of $1,725,706 for the six months ended December 31, 2020, a decrease of $1,531,503, or 89%. The net loss is primarily driven by the increases operating expenses and other expense, net, partially offset by the increase in gross profit, as disclosed above.

Discontinued Operations

For the six months ended December 31, 2021 and 2020, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations.

Liquidity and Capital Resources

At December 31, 2021, we had $545,871 of cash on-hand, a decrease of $1,927,515 from $2,473,386 at June 30, 2021.

Net cash used in operating activities was $1,791,748 for the six months ended December 31, 2021, an increase of $1,463,700 from $328,048 used during the six months ended December 31, 2020. This increase was primarily due to a decline in net income during the current period as compared to the comparable prior year period, coupled with a decrease in accounts payable and accrued expenses due to increased cash payments in the current year as compared to higher non-cash tri-party offset agreements in the prior year with our largest vendor and customer, and an increase in other assets due to foreign local taxes, partially offset by a net increase in non-cash charges and decreases in accounts receivable due to increased cash receipts in the current year as compared to higher non-cash tri-party offset agreements in the prior year with our largest vendor and customer and prepaid expenses due to net utilization.

Net cash used in investing activities was $2,357 for the six months ended December 31, 2021 as compared to $1,727 used in investing activities for the six months ended December 31, 2020. The increase was due to an increase in capital expenditures.

Net cash used in financing activities decreased by $480,642 to $148,042 for the six months ended December 31, 2021, compared to net cash provided by financing activities of $332,600 for the six months ended December 31, 2020. This decrease was primarily due to decreased proceeds from issuances of convertible promissory notes, coupled with increased repayments of debt.

Going Concern

We generated net income of $194,203 and $1,725,706 for the six months ended December 31, 2021 and 2020, respectively. We used cash in operating activities of $1,791,748 and $328,048 for the six months ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had a working capital surplus of $11,402,820, and an accumulated deficit of $225,867,206. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, management believes the Company’s present and expected cash flows will enable it to meet its obligations for a period of twelve months from the date of this filing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the event managements’ plans do not materialize, in order to meet the Company’s working capital needs through the next twelve months and to fund the growth of its nanotechnology, artificial intelligence, and machine learning technologies, as well as our EV charging initiatives, we may consider plans to raise additional funds through the issuance of equity or debt. Although we intend to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all. Our ability to raise additional capital may also be impacted by the recent COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on our business and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item. We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2021.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no other actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on October 13, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K, except as set forth below:

●	1,250,000 shares of the Company’s common stock were issued on October 18, 2021 to an accredited investor for the partial conversion of a promissory note; and

●	1,250,000 shares of the Company’s common stock were issued on December 31, 2021 to an accredited investor for the partial conversion of a promissory note.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended December 31, 2021.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.01	Form of Audit Committee Charter (Incorporated by reference to Form 8-K, Exhibit 3.01, filed January 25, 2022)
3.02	Form of Compensation Committee Charter (Incorporated by reference to Form 8-K, Exhibit 3.02, filed January 25, 2022)
3.03	Form of Nominating and Corporation Governance Committee Charter (Incorporated by reference to Form 8-K, Exhibit 3.03, filed January 25, 2022)
10.1	Form of Director Agreements (Incorporated by reference to Form 8-K, Exhibit 10.1, filed September 2, 2021)
10.2	Form of Employment Agreement between Company and Angelia Hrytsyshyn (Incorporated by reference to Form 10-Q, Exhibit 10.2, filed November 22, 2021)
10.3	Form of Amended and Restated Employment Agreement between Company and Anshu Bhatnagar (Incorporated by reference to Form 8-K, Exhibit 10.3, filed January 25, 2022)
10.4	Form of Amended and Restated Employment Agreement between Company and Angelia Hrytsyshyn (Incorporated by reference to Form 8-K, Exhibit 10.4, filed January 25, 2022)
10.5	Form of Director Agreement (Incorporated by reference to Form 8-K, Exhibit 10.5, filed January 25, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPhase Technologies, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)
February 10, 2022

/s/ Angelia Lansinger Hrytsyshyn
Angelia Lansinger Hrytsyshyn
Chief Financial Officer (Principal Financial and Accounting Officer)
February 10, 2022

