Form 10-Q
period 2022-03-31
MPHASE TECHNOLOGIES, INC.
filed 2022-06-17
CIK 825322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 000-30202

mPHASE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2287503
(State of incorporation)	(I.R.S. Employer Identification No.)

1101 Wootton Parkway, #1040 Rockville, MD 20852	20878
(Address of principal executive offices)	(Zip Code)

(301) 329-2700

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of June 13, 2022, there were 84,979,729 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

mPHASE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

mPhase Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2022	June 30, 2021
	(Unaudited)
Assets
Current Assets
Cash	$32,724	$2,473,386
Accounts receivable, net	24,252,009	15,784,081
Inventories	5,718	-
Prepaid expenses	226,340	238,927
Other assets	473,705	422,254
Total Current Assets	24,990,496	18,918,648
Property and equipment, net	7,548	16,518
Goodwill	3,628	3,669
Intangible assets - purchased software, net	1,343,059	2,079,047
Other assets	37,635	3,645
Total Assets	$26,382,366	$21,021,527

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,568,135	$4,158,006
Accrued expenses	1,175,098	1,368,367
Contract liabilities	366,749	350,689
Due to related parties	90,222	87,688
Notes payable to officer	641,822	691,942
Notes payable	51,484	323,218
Convertible notes payable, net	3,508,619	1,991,036
Liabilities in arrears with convertible features	109,000	109,000
Liabilities of discontinued operations	82,795	82,795
Total Current Liabilities	13,593,924	9,162,741

Notes payable, net of current portion	146,890	146,890
Total Liabilities	13,740,814	9,309,631

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2022 and June 30, 2021	10	10
Common stock, $0.01 par value; 500,000,000 shares authorized, 85,008,099 shares issued and 84,979,729 shares outstanding at March 31, 2022, and 78,612,608 shares issued and 78,584,238 shares outstanding at June 30, 2021	849,799	785,844
Additional paid-in-capital	238,565,946	236,935,277
Common stock to be issued	91,250	63,700
Accumulated other comprehensive income (loss)	18,493	(11,526)
Accumulated deficit	(226,883,946)	(226,061,409)
Total Stockholders’ Equity	12,641,552	11,711,896
Total Liabilities and Stockholders’ Equity	$26,382,366	$21,021,527

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue	$8,500,469	$7,659,348	$25,066,056	$22,882,648
Cost of revenue	5,736,320	5,626,081	16,986,353	16,876,480
Gross Profit	2,764,149	2,033,267	8,079,703	6,006,168
Operating Expenses:
Software development costs	(1,376)	601,186	313,288	601,186
Salaries and benefits	469,475	216,498	928,366	1,005,130
General and administrative expenses	1,066,313	37,473	3,043,555	707,215
Total Operating Expenses	1,534,412	855,157	4,285,209	2,313,531
Operating Income (Loss)	1,229,737	1,178,110	3,794,494	3,692,637
Other (Expense) Income:
Interest expense	(76,296)	(407,773)	(254,604)	(525,512)
Amortization of debt discounts, deferred financing costs, and original issue discounts	(995,753)	(477,168)	(3,072,802)	(971,352)
Loss on debt extinguishments and settlements	(134,428)	(430,548)	(249,625)	(399,278)
Loss on AR Factoring agreement	(1,040,000)	-	(1,040,000)	-
Initial derivative liability expense	-	(1,874,840)	-	(2,240,908)
Gain on change in fair value of derivative liability	-	2,347,504	-	2,505,404
Total Other (Expense) Income	(2,246,477)	(842,825)	(4,617,031)	(1,631,646)
(Loss) income before income taxes	(1,016,740)	335,285	(822,537)	2,060,991
Income taxes	-	-	-	-
Net (loss) income	$(1,016,740)	$335,285	$(822,537)	$2,060,991

Comprehensive (loss) income:
Unrealized gain (loss) on currency translation adjustment	15,387	8,290	30,019	(21,735)
Comprehensive (loss) income	$(1,001,353)	$343,575	$(792,518)	$2,039,256

(Loss) Income per common share:
(Loss) income per common share – basic	$(0.01)	$0.00	$(0.01)	$0.03

(Loss) income per common share – diluted	$(0.01)	$0.00	$(0.01)	$0.03

Weighted average shares outstanding – basic	83,489,922	77,012,310	80,842,605	71,357,141

Weighted average shares outstanding – diluted	83,489,922	81,530,897	80,842,605	74,463,385

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2021	1,000	$10	78,584,238	$785,844	$236,935,277	$63,700	$(11,526)	$(226,061,409)	$11,711,896

Issuance of common stock for vendor services			543,425	5,454	142,226	(63,700)			83,960
Stock-based compensation for restricted shares under employment agreement					19,466				19,466
Relative fair value of warrants issued with convertible promissory notes					125,252				125,252

Other comprehensive income							13,059		13,059
Net income								293,761	293,761
Balance September 30, 2021	1,000	$10	79,127,663	$791,278	$237,222,221	$-	$1,533	$(225,767,648)	$12,247,394

Issuance of common stock for conversions of convertible promissory notes			2,500,000	25,000	641,625				666,625
Stock-based compensation for restricted shares under employment agreements					26,403				26,403
Issuance of common stock for Board of Directors services						30,000			30,000
Other comprehensive income							1,573		1,573
Net loss								(99,558)	(99,558)
Balance December 31, 2021	1,000	$10	81,627,663	$816,278	$237,890,249	$30,000	$3,106	$(225,867,206)	$12,872,437

Issuance of common stock for extinguishment of Chief Executive Officer promissory note			3,352,066	33,521	629,518				663,039
Stock-based compensation for restricted shares under employment agreements					36,113				36,113
Stock-based compensation for stock options issued for Board of Directors services					10,066				10,066
Issuance of common stock for Board of Directors services						61,250			61,250
Other comprehensive income							15,387		15,387
Net loss								(1,016,740)	(1,016,740)
Balance March 31, 2022	1,000	$10	84,979,729	$849,799	$238,565,946	$91,250	$18,493	$(226,883,946)	$12,641,552

	Preferred Stock		Common Stock
	Shares	$0.01 Par Value	Shares	$0.01 Par Value	Additional Paid in Capital	Common Stock to be Issued	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance June 30, 2020	1,000	$10	19,174,492	$191,745	$231,984,704	$955,466	$113,070	$(227,727,420)	$5,517,575

Issuance of common stock for conversions of convertible promissory notes			16,331,766	163,318	544,954				708,272
Issuance of common stock for exchange of warrants			37,390,452	373,905	(220,604)				153,301
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Issuance of common stock for vendor services			200,000	2,000	4,820				6,820
Other comprehensive loss							(121,163)		(121,163)
Net income								720,494	720,494
Balance September 30, 2020	1,000	$10	73,096,710	$730,968	$232,324,611	$955,466	$(8,093)	$(227,006,926)	$6,996,036

Issuance of common stock for CloseComms acquisition			2,666,666	26,667	928,799	(955,466)			-
Stock-based compensation for restricted shares under employment agreement					10,737				10,737
Other comprehensive loss							(21,932)		(21,932)
Net income								1,005,212	1,005,212
Balance December 31, 2020	1,000	$10	75,763,376	$757,635	$233,264,147	$-	$(30,025)	$(226,001,714)	$7,990,053

Issuance of common stock for conversion of convertible promissory notes			4,384,984	43,850	844,765				886,615
Issuance of common stock for vendor services			559,076	5,591	68,207	15,000			88,798
Issuance of common stock for note payable issuance			450,000	4,500	117,000				121,500
Stock-based compensation for restricted shares under employment agreement			115,817	1,158	(63,602)				(62,444)
Cancellation of common stock of CEO			(3,352,066)	(33,521)	(462,585)				(496,106)
Other comprehensive income							8,290		8,290
Net income								335,285	335,285
Balance March 31, 2021	1,000	$10	77,921,187	$779,213	$233,767,932	$15,000	$(21,735)	$(225,666,429)	$8,873,991

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPhase Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(822,537)	$2,060,991
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt discounts, deferred financing costs, and original issue discounts	3,072,802	971,352
Depreciation and amortization	682,292	694,467
Loss on AR Factoring agreement	1,040,000	-
Stock-based compensation	267,258	226,056
Loss on debt extinguishments and settlements	249,625	399,278
Initial derivative expense	-	2,240,908
Gain on change in fair value of derivative liability	-	(2,505,404)
Changes in operating assets and liabilities:
Increase in accounts receivable	(17,007,928)	(21,145,008)
Increase in inventories	(5,718)	-
Decrease (increase) in prepaid expenses	12,587	(187,800)
Increase in other assets	(85,508)	(53,440)
Increase in contract liabilities	16,060	104,649
Increase in accounts payable and accrued expenses	10,868,745	17,929,728
Net cash (used in) provided by operating activities	(1,712,322)	735,777

Cash flows from investing activities:
Capital expenditures	(2,357)	(3,064)
Net cash used in investing activities	(2,357)	(3,064)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net	156,248	853,800
Proceeds from issuance of note payable to related party	450,000	-
Proceeds from issuance of notes payable	-	288,000
Repayments of notes payable	(362,250)	-
Repayments under settlement agreement	-	(15,000)
Repayments of convertible notes payable	(1,000,000)	(628,000)
Net cash provided by financing activities	(756,002)	498,800

Effect of foreign exchange rates changes on cash	30,019	(134,805)
Net (decrease) increase in cash	(2,440,662)	1,096,708
Cash at beginning of period	2,473,386	142,413
Cash at end of period	$32,724	$1,239,121

Supplemental disclosure:
Cash paid for interest	$43,470	$390,352
Cash paid for taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Nine Months Ended
	March 31,
	2022	2021
Supplemental disclosure of non-cash operating activities:

Initial fair value of derivative liability recorded as debt discount	$-	$853,800

Supplemental disclosure of non-cash investing and financing activities:

Relative fair value of warrants issued with convertible promissory notes	$125,252	$-

Issuance of Common Stock for services
Value	$147,660	$80,618
Shares	543,425	759,076

Issuance of Common Stock to Board of Directors for services
Value	$91,250	$-
Shares	624,316	-

Issuance of Common Stock to CEO for extinguishment of note payable
Value	$663,039	$-
Shares	3,352,066	-

Issuance of Common Stock for conversions of convertible promissory notes and accrued interest
Value	$666,625	$1,596,887
Shares	2,500,000	20,716,750

Issuance of Common Stock for note payable issuance
Value	$-	$121,500
Shares	-	450,000

Cancellation of Common Stock of CEO
Value	$-	$496,106
Shares	-	3,352,066

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

The unaudited consolidated financial statements for the three and nine months ended March 31, 2022 and 2021 include the operations of mPhase and its wholly-owned subsidiaries, mPower Technologies, Inc., Medds, Inc., mPhase Technologies India Private Limited effective March 19, 2019, and Alpha Predictions LLP effective June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2021. The results of operations for the three and nine months ended March 31, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2022.

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

The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Further, additional significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and financial condition. Many of our operations are currently, and will likely remain in the near future, in developing countries which are susceptible to outbreaks of disease and may lack the resources to effectively contain such an outbreak quickly. Such outbreaks may impact our ability to operate by limiting access to qualified personnel, increasing costs associated with ensuring the safety and health of our personnel, restricting transportation of personnel, equipment, and supplies to and from our areas of operation and diverting the time, attention and resources of government agencies which are necessary to conduct our operations. In addition, any losses we experience as a result of such outbreaks of disease which impact sales or delay production may not be covered by our insurance policies.

The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements. These estimates may change, as new events occur and additional information is obtained.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 2: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated a net loss of $822,537 and has used cash in operating activities of $1,712,322 for the nine months ended March 31, 2022. At March 31, 2022, the Company had a working capital surplus of $11,396,572, and an accumulated deficit of $226,883,946. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, management believes the Company’s present and expected cash flows will enable it to meet its obligations for a period of twelve months from the date of this filing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates used to translate amounts in INR and GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	March 31, 2022	June 30, 2021
Period-end INR: USD exchange rate	$0.01324	$0.01349
Period-end GBP: USD exchange rate	$1.31330	$1.38510

Income statement:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Average Period INR: USD exchange rate	$0.01336	$0.01366	$0.01343	$0.01355
Average Period GBP: USD exchange rate	$1.33098	$1.36636	$1.34850	$1.31028

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Risk

Agreements which potentially subject the Company to concentrations of revenue risk consist principally of one customer agreement. For the nine months ended March 31, 2022 and 2021, this one customer accounted for approximately 99% and 100% of our total revenue, respectively. At March 31, 2022 and June 30, 2021, this one customer accounted for approximately 99% and 100% of our total accounts receivable, respectively. During December 2021, the Company began invoicing its consumer engagement locations. Although immaterial for the nine months ended March 31, 2022, as these locations continue to grow, the aforementioned one customer will become less of the Company’s total revenue and accounts receivable, thus decreasing the Company’s revenue risk concentrations.

Supplier Risk

Agreements which potentially subject the Company to concentrations of supplier risk consist principally of one supplier agreement. For the nine months ended March 31, 2022, this one supplier accounted for approximately 99% of our total cost of revenue and accounted for approximately 87% of our total accounts payable. For the nine months ended March 31, 2021, this one supplier accounted for approximately 100% of our total cost of revenue and accounted for approximately 88% of our total accounts payable.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at March 31, 2022 and June 30, 2021. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At March 31, 2022 and June 30, 2021, the Company’s cash balances did not exceeded the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Additionally, to date, the Company has entered into six separate tri-party settlement and offset agreements with its largest customer and largest vendor, whereby the Company’s largest customer has agreed to direct funds due the Company for certain outstanding invoices, to the Company’s largest vendor to satisfy payment on behalf of the Company for certain outstanding invoices. To date, the aggregate amount of the six tri-party settlement and offset agreements has totaled $48,750,000. At March 31, 2022 and June 30, 2021, the Company determined there was no requirement for an allowance for doubtful accounts.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents and licenses are capitalized when the Company determines there will be a future benefit derived from such assets and are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset, generally five years. As of March 31, 2022 and June 30, 2021, the book value of patents and licenses of $214,383, has been fully amortized and no amortization expense was recorded for the nine months ended March 31, 2022 and 2021.

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

At March 31, 2022, the book value of purchased and developed technology of $3,840,006, included three technology platforms, a machine learning platform and two artificial intelligence platforms. For the nine months ended March 31, 2022 and 2021, the Company incurred amortization expense of $670,766 and $677,256, respectively.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its June 30, 2021, 2020, and 2019 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares is not included if the result would be anti-dilutive, such as when a net loss is reported. For the three and nine months ended March 31, 2022, basic and diluted EPS are computed using the same number of weighted average shares as we incurred a net loss for those periods. For the three and nine months ended March 31, 2021, as we incurred net income for those periods, dilutive shares included 4,518,587 and 3,106,244 shares, respectively, of the Company’s common stock related to convertible promissory notes, assuming conversion of such convertible promissory notes occurred at January 1, 2021 and July 1, 2020, respectively, as the conversion price of the convertible promissory notes were less than the average market price of the Company’s common stock for the three and nine months ended March 31, 2021. Additionally, for dilutive EPS purposes for the three and nine months ended March 31, 2021, the assumed conversion of such convertible promissory notes at January 1, 2021 and July 1, 2020, increased the net income amount used in the dilutive EPS computation by $409,399 and $286,763, respectively, as a result of the net impact of interest that would not have been incurred during the period as well as original issue discounts, deferred financing costs, debt discounts, and derivative liability balances that would not have been required at march 31, 2021. At March 31, 2021, there were 189,774 restricted shares of the Company’s common stock to be issued for services provided to the Company, which were not included in computing dilutive EPS.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

NOTE 4: INTANGIBLE ASSET – PURCHASED SOFTWARE, NET

Intangible asset – Purchased Software, net, is comprised of the following at:

	March 31,	June 30,
	2022	2021
Purchased software	$3,840,006	$3,905,228
Less: accumulated amortization	(2,496,947)	(1,826,181)
Purchased software, net	$1,343,059	$2,079,047

Intangible asset – Purchased Software consists of the following three software technologies:

Alpha Predictions developed software	$220,692
Travel Buddhi developed software	112,667
CloseComms developed software	1,009,700
Total developed software	$1,343,059

The Alpha Predictions and Travel Buddhi developed software were acquired during the fiscal year ended June 30, 2019. The CloseComms developed software was acquired during the fiscal year ended June 30, 2020. At March 31, 2022, the Travel Buddhi and CloseComms technology platforms have been placed in service.

Developed software costs are amortized on a straight-line basis over three years. Amortization of developed software costs is included in general and administration expenses within the unaudited consolidated statements of operations.

For the three and nine months ended March 31, 2022, amortization expense was $221,624 and $670,766, respectively. For the three and nine months ended March 31, 2021, amortization expense was $226,954 and $677,256, respectively.

Future amortization expense related to the existing net carrying amount of developed software at March 31, 2022 is expected to be as follows:

Remainder of fiscal year 2022	$423,052
Fiscal year 2023	404,719
Fiscal year 2024	404,719
Fiscal year 2025	110,569
$1,343,059

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 5: REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated by category and primary geographic regions within our single reporting segment:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Categories:
Subscription	$6,549,700	$6,180,000	$19,388,750	$18,540,000
Service and support	1,081,509	918,768	3,042,596	2,722,788
Application development and implementation	869,260	560,580	2,634,710	1,619,860
Total Revenue	$8,500,469	$7,659,348	$25,066,056	$22,882,648

Primary Geographic Regions:
United States	100%	-%	100%	-%
India	-%	100%	-%	100%
	100%	100%	100%	100%

Effective July 1, 2021, the Company moved the invoicing office of its largest customer to its customer’s United States based office. This change was to align the invoicing by the Company to the customer’s location managing the services provided under the customer agreement.

The following table presents our long-lived assets by primary geographic regions within our single reporting segment:

	March 31,
	2022	2021
United States	$35,495	$1,438
India	339,499	1,261,127
United Kingdom	1,016,876	1,078,164
Total long-lived assets	$1,391,870	$2,340,729

For the nine months ended March 31, 2022 and 2021, the Company was subject to revenue concentration risk as one customer accounted for approximately 99% and 100% of our total revenue, respectively

Subscription and Application Development and Implementation Revenue

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Contract Liabilities

Contract liabilities include amounts billed to the customer in excess of revenue recognized and are presented as contract liabilities on the consolidated balance sheets. At March 31, 2022 and June 30, 2021, contract liabilities totaled $366,749 and $350,689, respectively.

The following table presents a reconciliation of the contract liabilities from June 30, 2021 to March 31, 2022:

June 30, 2021	$350,689
Contract liability deferral	448,389
Amortization of contract liability to revenue	(432,329)
March 31, 2022	$366,749

Practical Expedient

The Company has elected a practical expedient to omit certain disclosures about the transaction price allocated to remaining performance obligations for contracts with terms of one year or less.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 6: NOTES PAYABLE

Notes payable is comprised of the following:

	March 31,	June 30,
	2022	2021
Note payable, SBA – Paycheck Protection Program [1]	$33,978	$33,680
Note payable, SBA – Economic Injury Disaster Loan [2]	164,396	160,393
Note payable, Accredited Investor [3]	-	276,035
Total notes payable	$198,374	$470,108
Less: current portion of notes payable	(51,484)	(323,218)
Long-term portion of notes payable	$146,890	$146,890

[1]	effective April 28, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $33,333. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 28, 2020, requires 18 monthly payments of $1,876 each, consisting of principal and interest until paid in full on April 28, 2022. Subsequent to issuance, the first payment due date was extended. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. The Company has applied for forgiveness and expects to satisfy the requirements for forgiveness of the entire principal and accrued interest balance. The Company is awaiting receipt of approval of its requested forgiveness from the SBA through its treasury partner. At March 31, 2022, $33,978 was recorded as a current liability within notes payable of the consolidated balance sheets.

[2]	effective May 28, 2020, the Company entered into a promissory note and security agreement with the U.S. Small Business Administration (“SBA”) in the principal amount of $150,000. The note was approved under the provisions of the CARES Act and the terms of the COVID-19 Economic Injury Disaster Loan (“EIDL”) program of the SBA’s EIDL Program. The note accrues interest at a rate of 3.75% per annum, and beginning May 28, 2021, requires monthly payments of $731 each, consisting of principal and interest until paid in full on May 28, 2050. Subsequent to issuance, the SBA extended the first payment due date to 24 months from the date of the note. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, this promissory note is collateralized by certain of the Company’s property as specified within the security agreement. Furthermore, on June 4, 2020, the Company received $4,000 from the SBA, which it is currently working to obtain details from the SBA regarding this amount. As such, at March 31, 2022, the Company recorded this amount as a current liability. At March 31, 2022, $17,506 was recorded as a current liability within notes payable and $146,890 was recorded as a long-term liability within notes payable, net of current portion of the consolidated balance sheets.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 6: NOTES PAYABLE (continued)

[3]	effective February 8, 2021, the Company entered into a securities purchase agreement with an accredited investor and issued an 12% promissory note in the principal amount of $362,250 (including a $47,250 original issue discount) to the accredited investor with a maturity date of February 8, 2022. Twelve months of interest is immediately earned by the accredited investor upon the Company receiving proceeds and is included in the required monthly repayments. On February 10, 2021, the Company received net proceeds in the amount of $288,000 as a result of $27,000 being paid for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. In accordance with the securities purchase agreement, the Company issued 1) 250,000 restricted shares of its common stock (“Commitment Shares”) to the accredited investor as additional consideration for the purchase of the promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to the accredited investor which will be returned to the Company upon timely completion of the required repayment schedule. Repayments of the promissory note shall be made in eight (8) installments each in the amount of $50,715, which commenced July 8, 2021 and continues thereafter each thirty (30) days until February 8, 2022. This promissory note is only convertible upon an event of default as defined in the promissory note. The original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares are being amortized over the term of the note. During February 2022, the Company paid off the aggregate balance of the promissory note, including accrued interest.

NOTE 7: CONVERTIBLE DEBT ARRANGEMENTS

JMJ Financial

At March 31, 2022 and June 30, 2021, the amount recorded in current liabilities for this one convertible note and accrued interest thereon due to JMJ Financial was $240,675 and $213,545, respectively. During the nine months ended March 31, 2022 and 2021 the Company recorded $13,971 and $12,900, respectively, of interest for the outstanding convertible note.

At March 31, 2022 and June 30, 2021, the aggregate remaining amount of convertible securities held by JMJ could be converted into 12,034 and 10,677 shares, respectively, with a conversion price of $20.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

In connection herewith, the Company recorded an original issue discount of $306,000 and deferred financing costs of $42,500. The original issue discount and deferred financing costs are being amortized over the term of the note. During October 2021 and December 2021, an aggregate of $500,000 of outstanding principal was converted into an aggregate of 2,500,000 shares of the Company’s common stock. The company recorded an aggregate loss on extinguishment of debt of $166,625 as a result of the Company issuing shares of its common stock to satisfy the outstanding principal conversions. Furthermore, during February 2022, the Company paid an aggregate of $1,000,000 toward the outstanding principal balance. At March 31, 2022, the aggregate balance of the convertible promissory note and accrued interest was $943,076. At March 31, 2022, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $792,173.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

In connection herewith, the Company recorded an original issue discount of $447,237 and deferred financing costs of $10,000. The original issue discount and deferred financing costs are being amortized over the term of the note. At March 31, 2022, the aggregate balance of the convertible promissory note and accrued interest was $3,113,131. At March 31, 2022, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $2,711,445.

At March 31, 2022 and June 30, 2021, there was $3,832,616 and $5,143,795 of convertible notes payable outstanding, net of discounts of $323,998 and $3,157,759, respectively.

During the nine months ended March 31, 2022 and 2021, amortization of original issue discount, deferred financing costs, and debt discounts amounted to $2,986,587 and $971,352, respectively.

During the nine months ended March 31, 2022, $500,000 of convertible notes were converted into 2,500,000 shares of the Company’s common stock. During the nine months ended March 31, 2021, $472,593 of convertible notes, including fees and interest, were converted into 19,683,832 shares of the Company’s common stock.

At March 31, 2022, the Company was in compliance with the terms of the Accredited Investors convertible promissory notes. On May 24, 2022, as a result of the Company’s failure to timely file its Form 10-Q, the Company was in default with respect to certain of its convertible promissory notes. The Company has not received any notification of default from any of its outstanding convertible promissory notes.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 7: Convertible Debt Arrangements (continued)

Notes payable under convertible debt and debenture agreements, net is comprised of the following:

	March 31,	June 30,
	2022	2021
JMJ Financial	$109,000	$109,000
Accredited Investors	3,832,616	5,148,795
Unamortized OID, deferred financings costs, and debt discounts	(323,997)	(3,157,759)
Total convertible debt arrangements, net	$3,617,619	$2,100,036

At March 31, 2022 and June 30, 2021, the outstanding balances are reflected as current liabilities within our consolidated balance sheets. At March 31, 2022 and June 30, 2021, accrued interest on these convertible notes of $361,117 and $162,271, respectively, is included within accrued expenses of the consolidated balance sheets.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2020 to June 30, 2021, as there were no derivative liability transactions during the nine months ended March 31, 2022:

Conversion feature derivative liability
June 30, 2020	$897,631
Initial fair value of derivative liability recorded as debt discount	853,800
Initial fair value of derivative liability charged to other expense	2,240,908
Gain on change in fair value included in earnings	(3,267,323)
Derivative liability relieved by conversions of convertible promissory notes	(725,016)
June 30, 2021	$-

Total derivative liability at March 31, 2022 and June 30, 2021 amounted to $0 for both periods.

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

At March 31, 2022, the Company did not have any derivative instruments that were designated as hedges.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY

At March 31, 2022, the total number of shares of all classes of stock that the Company shall have the authority to issue is 500,001,000 shares consisting of 500,000,000 shares of common stock, $0.01 par value per share, of which 85,008,099 are issued and 84,979,729 are outstanding, and 1,000 shares of preferred stock, par value $0.01 per share of which 1,000 shares have been designated as Series A Super Voting Preferred of which 1,000 are issued and outstanding.

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

Common Stock

Stock Based Compensation – Common Stock Grants

During the nine months ended March 31, 2022, the Company recorded $81,982 of stock-based compensation expense related to a November 22, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Financial Officer and a May 17, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Operating Officer, both of which vests 25% on the 1 year, 2 year, 3 year, and 4 year anniversaries of the grant dates.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Furthermore, during the nine months ended March 31, 2021, the Company recorded $21,474 of stock-based compensation expense related to a June 1, 2019 grant of 231,635 shares of common stock to the Company’s former Chief Financial Officer, which vested 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date.

Vendor Services

During the nine months ended March 31, 2022, the Company entered into various consulting, public relations, and marketing agreements whereby the Company issued an aggregate of 543,425 restricted shares of its common stock for services to be performed during specified periods of time. During the nine months ended March 31, 2022, the Company recorded $83,960 of expense.

During the nine months ended March 31, 2021, the Company entered into a consulting, public relations, and marketing agreement whereby the Company issued 1,064,668 restricted shares of its common stock for services to be performed during specified periods of time. During the nine months ended March 31, 2021, the Company recorded $101,177 of expense.

Board of Director Services

During the nine months ended March 31, 2022, the Company granted an aggregate of 624,316 restricted shares of its common stock and an aggregate of 800,000 stock options, in accordance with the Board of Directors agreements in place during this period. The grant date fair value of the aggregate 624,316 restricted shares and 800,000 stock options is $91,250 and $155,388, respectively. During the nine months ended March 31, 2022, the Company recorded $101,316 of expense, consisting of $91,250 related to the restricted shares of the Company’s common stock and $10,066 related to the stock options. The grant date fair value of the stock options will be recognized monthly over the 3-year vesting period. At March 31, 2022, the grant date fair value of the 624,316 granted restricted shares of $91,250 is classified as common stock to be issued within the consolidated balance sheets.

During the nine months ended March 31, 2021, there were no restricted shares of the Company’s common stock granted in accordance with any Board of Directors agreements.

Conversion of Debt Securities

During the nine months ended March 31, 2022, $500,000 of convertible notes were converted into 2,500,000 shares of the Company’s common stock by an accredited investor, valued at $666,625. During the nine months ended March 31, 2021, $472,593 of convertible notes, including fees and interest, were converted into 19,683,832 shares of the Company’s common stock by accredited investors, valued at $1,596,886.

Extinguishment of Note Payable

During the nine months ended March 31, 2022, the Company issued 3,352,066 shares of its common stock to the Company’s Chief Executive Officer which extinguished the note payable attributable to the cancellation of common stock as further described below. The fair value of the 3,352,066 shares issued was $663,039, resulting in a loss on debt extinguishment of $134,428.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

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

Reserved Shares

At March 31, 2022, the convertible promissory notes entered into with the accredited investors require the Company to reserve approximately 74,000,000 shares of its common stock for potential future conversions under such instruments.

At March 31, 2022, 7,202 shares of the Company’s common stock remain subject to be returned to the Company’s treasury for cancellation. Such shares were not sold as part of 8,000 shares of the Company’s common stock that was advanced during fiscal year 2014 under an Equity Line of Credit.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Fair Value of Warrants

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and applicable employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following range of assumptions were utilized during the nine months ended March 31, 2022:

Expected volatility	618.01%
Weighted-average volatility	618.01%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	0.68%

The following table sets forth common stock purchase warrants outstanding at March 31, 2022:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2021	25,718,971	$0.20	$-
Warrants issued	919,106	0.20	-
Warrants forfeited	-	-	-
Outstanding, March 31, 2022	26,638,077	$0.20	$-

Common stock issuable upon exercise of warrants	26,638,077	$0.20	$-

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2022	Weighted Average Exercise Price
$0.20	26,638,077	3.09	$0.20	26,638,077	$0.20
	26,638,077	3.09	$0.20	26,638,077	$0.20

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (continued)

Fair Value of Stock Options

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and applicable employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following range of assumptions were utilized during the nine months ended March 31, 2022:

Expected volatility	257.11%
Weighted-average volatility	257.11%
Expected dividends	0%
Expected term (in years)	3.0
Risk-free rate	0.17%

The following table sets forth common stock purchase options outstanding at March 31, 2022:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding, June 30, 2021	-	$-	$-
Options issued	800,000	0.1994	-
Options forfeited	-	-	-
Outstanding, March 31, 2022	800,000	$0.1994	$-

Common stock issuable upon exercise of options	800,000	$0.1994	$-

	Common Stock Issuable Upon Exercise of Options Outstanding			Common Stock Issuable Upon Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2022	Weighted Average Exercise Price
$0.1994	800,000	2.8	$0.1994	800,000	$0.1994
	800,000	2.8	$0.1994	800,000	$0.1994

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 10: RELATED PARTY TRANSACTIONS

Microphase Corporation

At March 31, 2022, the Company owed $32,545 to Microphase for previously leased office space at its Norwalk location and for certain research and development services and shared administrative personnel from time to time, all through December 31, 2015.

Transactions With Officers

Note Payable Issuances

At various points during past fiscal years certain officers and former officers of the Company provided bridge loans to the Company evidenced by individual promissory notes and deferred compensation to provide working capital to the Company. During the nine months ended March 31, 2022, the Company’s Chief Financial Officer loaned the Company an aggregate of $450,000 pursuant to a demand promissory note agreement dated March 18, 2022. During the nine months ended March 31, 2022, $962 has been charged for interest related to this promissory note.

During the nine months ended March 31, 2021, the Company’s Chief Executive Officer converted his deferred compensation from fiscal years 2019 and 2020, totaling $381,566, and the fair value of his cancelled shares of the Company’s common stock of $496,106, into separate promissory notes. All of these notes accrue interest at the rate of 6% per annum, and are payable on demand. During the nine months ended March 31, 2021, $27,080 has been charged for interest on loans from officers and former officers.

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

At March 31, 2022 and June 30, 2021, these outstanding notes including accrued interest totaled $699,499 and $747,086, respectively. At March 31, 2022, these promissory notes are not convertible into shares of the Company’s common stock.

Common Stock Issuances

During the nine months ended March 31, 2022, the Company recorded $81,982 of stock-based compensation expense related to a November 22, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Financial Officer and a May 17, 2021 grant of 500,000 restricted shares of common stock to the Company’s Chief Operating Officer, both of which vests 25% on the 1 year, 2 year, 3 year, and 4 year anniversaries of the grant dates.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 10: RELATED PARTY TRANSACTIONS (continued)

Employment Agreements

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

Office Lease

Effective February 8, 2021, the Company relocated its corporate office to Gaithersburg, MD, and incurred rent expense of $1,350 per month through March 31, 2021, which was payable to a related party. The current lease payment is $1,600 per month and the lease term is a month-to-month arrangement. For the nine months ended March 31, 2022 and 2021, $24,389 and $12,150, respectively, was recognized as rent expense. At March 31, 2022 and June 30, 2021, $35,971 was accrued as payable to the related party.

mPHASE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

Office Lease

Refer to Note 10: Related Party Transactions, Office Lease.

Officer Employment Agreements

Refer to Note 10: Related Party Transactions, Employment Agreements.

Contracts and Commitments Executed Pursuant to the Transition Agreement

In the transaction whereby, Mr. Bhatnagar acquired control of the Company on January 11, 2019, the Company entered into material commitments including an employment agreement and a warrant agreement (see Note 9).

AR Factoring Agreement

Effective January 3, 2022, the Company entered into a non-recourse Future Receivables Agreement (“Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company sold, assigned, and transferred to Investor all of the Company’s future accounts, contract rights, and other entitlements arising from or relating to the payment of monies from the Company’s customers’ including all payments made in the ordinary course of business, for the payments due to the Company as a result of the Company’s sale of goods or services. The Agreement provides for the purchase of $4,050,000 of purchased receipts by the Investor with net proceeds of $2,910,000 to the Company. The weekly repayment term began during January 2022 and concludes during July 2022, at which time the Agreement will be fully satisfied.

NOTE 12: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its Jump line of products, which ceased generating material revenue during the first quarter of fiscal year 2017, as discontinued operations in the unaudited consolidated financial statements for the three and nine months ended March 31, 2022 and 2021.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets at March 31, 2022 and June 30, 2021 were only accounts payable with a balance of $82,795 for both periods.

For the three and nine months ended March 31, 2022 and 2021, there were no revenue or expenses associated with discontinued operations included in our unaudited consolidated statements of operations.

NOTE 13: SUBSEQUENT EVENTS

On April 18, 2022, mPhase Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “Note”) was made to GS Capital in the aggregate principal amount of $280,000, convertible into shares of common stock of the Company. The Note was purchased for $250,000, reflecting an original issuance discount of $30,000. The Company further issued GS Capital a total of 325,000 commitment shares as additional consideration for the purchase of the Note. Principal and Interest payments shall be made in seven installments of $44,000 each beginning on the five-month anniversary following the issue date and continuing thereafter each thirty (30) days for seven months. GS Capital shall have the right at any time following an Event of Default which has not been cured within 30 calendar days of the occurrence of such default, to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price shall be equal to 70% of the lowest closing price of the Company’s common stock for the 20 trading days immediately preceding the delivery of a notice of conversion resulting from such default.

On April 29, 2022, Angelia Lansinger Hrytsyshyn resigned as the Company’s Chief Financial Officer, effective immediately.

On May 6, 2022, the Company entered into an Amended and Restated Software Product License Agreement (the “Agreement”) with ETI, LLC (“ETI”), which amended, modified, and clarified certain terms and conditions set forth in the current Software Product License Agreement. Pursuant to the Agreement, ETI shall continue to pay the Company a monthly fee of $2,500,000 and the Company will invoice ETI on a monthly basis for all license and services fees and related expenses, with amounts invoiced payable within 90 days. The software service provided by the Company to ETI is a limited, revocable, non-exclusive, non-transferable, and royalty-free license. ETI shall have the right to access and use the Company’s software, solely as provided in the Agreement, for valid business purposes only and as part of the products and services provided by the business. The Agreement has a term of three years, and either party may terminate the Agreement at any time upon delivery of 30 calendar days’ advance written notice.

The above description contains only a brief description of the material terms of the Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the full text.

On May 24, 2022, as a result of the Company’s failure to timely file its Form 10-Q, the Company was in default with respect to certain of its convertible promissory notes. The Company has not received any notification of default from any of its outstanding convertible promissory notes.

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

On March 8, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). As of the close of business on February 14, 2022, the record date for the Special Meeting (the “Record Date”), 85,008,099 shares of the Company’s common stock and 1,000 shares of Series A Preferred Stock were outstanding and entitled to vote at the Special Meeting. At the Special Meeting, a total of (i) 47,530,104 shares of common stock, equivalent to approximately 55.9% of such class; (ii) 1,000 shares of Series A Preferred Stock, representing 100% of such class; and (iii) 96,995,953 votes, comprised of shares of the Company’s Common Stock and Series A Preferred Stock, calculated together as a single class and on an as-converted basis, equivalent to approximately 55.9% of the outstanding votes, were represented in person or by proxy at the Special Meeting, constituting a quorum. The matters that were voted upon at the Special Meeting.

On March 14, 2022, the Company received from Anshu Bhatnagar, the Company’s Chief Executive Officer (the “Lender”), a loan in the principal amount of $450,000, made pursuant to a Demand Promissory Note (the “Note”) made in favor of Mr. Bhatnagar. Pursuant to the Note, the Company is obligated to pay on demand principal and interest, with interest on the unpaid principal balance at the rate of 6% per annum, and a default interest rate of 18% per annum applicable for amounts unpaid and owing more than 30 days following notice for demand of repayment. In the event of a underwritten offering by the Company pursuant to which the Company receives aggregate gross proceeds of at least $5,000,000 in consideration of the purchase of its common stock and (b) the common stock of the Company becomes listed on senior securities exchange, upon the option of the Lender, the amounts owed pursuant to the Note will be converted into shares of the Company’s common stock at the price per share equal to the price per share at which the Company’s common stock is sold in such offering.

On April 18, 2022, the Company entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “Note”) was made to GS Capital in the aggregate principal amount of $280,000, convertible into shares of common stock of the Company. The Note was purchased for $250,000, reflecting an original issuance discount of $30,000. The Company further issued GS Capital a total of 325,000 commitment shares as additional consideration for the purchase of the Note. Principal and Interest payments shall be made in seven installments of $44,000 each beginning on the five-month anniversary following the issue date and continuing thereafter each thirty (30) days for seven months. GS Capital shall have the right at any time following an Event of Default which has not been cured within 30 calendar days of the occurrence of such default, to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price shall be equal to 70% of the lowest closing price of the Company’s common stock for the 20 trading days immediately preceding the delivery of a notice of conversion resulting from such default.

On April 29, 2022, Angelia Lansinger Hrytsyshyn informed the Board of Directors of the Company of her resignation as the Company’s Chief Financial Officer, effective immediately.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 3 above and the Company’s Annual Report on Form 10-K as filed with the SEC on October 13, 2021, are those that depend most heavily on these judgments and estimates. As of March 31, 2022, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Continuing Operations

Revenue

Our revenue increased to $8,500,469 for the three months ended March 31, 2022, compared to $7,659,348 for the three months ended March 31, 2021, an increase of $841,121, or 11.0%. The increase is the result of continued deployment and growth of our SaaS technology platforms and services through our channel partner, which generated $6,405,000 of subscription revenue, $1,081,509 of service and support revenue and $869,260 of application development and implementation revenue. The increase was also driven by the launch of our consumer engagement services which generated $144,700 of subscription revenue.

Cost of Revenue

Cost of revenue increased to $5,736,320 for the three months ended March 31, 2022, compared to $5,626,081 for the three months ended March 31, 2021, an increase of $110,239, or 2.0%.

Operating Expenses

Our operating expenses increased to $1,534,412 for the three months ended March 31, 2022, compared to $855,157 for the three months ended March 31, 2021, an increase of $679,255, or 79%. The increase is primarily due to $1,281,817 of operating expenses related to supporting the addition of EV charging to the Company’s consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning, partially offset by a reduction of $602,562 in software development costs incurred during the prior year that did not recur during the current year.

Other (Expense) Income

Our other expense, net, increased by $1,403,652, or 167%, for the three months ended , March 31, 2022. The increase is primarily the result of increases in amortization of debt discounts, deferred financings costs, and original issue discounts of $518,585, and a loss on AR factoring agreement of $1,040,000, coupled with a prior year gain on change in fair value of derivative liability of $2,347,504, partially offset by prior year initial derivative liability expense of $1,874,840, a decrease in interest expense of $331,477, and a decrease in loss on debt extinguishments and settlements of $296,120.

Net (Loss) Income from Continuing Operations

We incurred a net loss of $1,016,740 for the three months ended March 31, 2022, compared to net income of $335,285 for the three months ended March 31, 2021, a decrease of $1,352,025, or 403%. The net loss is primarily driven by the increases in operating expenses and other expense, net, partially offset by the increase in gross profit, as disclosed above.

Discontinued Operations

For the three months ended March 31, 2022 and 2021, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations.

Results of Operations

Nine months ended March 31, 2022 compared to nine months ended March 31, 2021

Continuing Operations

Revenue

Our revenue increased to $25,066,056 for the nine months ended March 31, 2022, compared to $22,882,648 for the nine months ended March 31, 2021, an increase of $2,183,408, or 9.5%. The increase is the result of continued deployment and growth of our SaaS technology platforms and services through our channel partner, which generated $19,215,000 of subscription revenue, $3,042,596 of service and support revenue and $2,634,710 of application development and implementation revenue. The increase was also driven by the launch of our consumer engagement services which generated $173,750 of subscription revenue.

Cost of Revenue

Cost of revenue increased to $16,986,353 for the nine months ended March 31, 2022, compared to $16,876,480 for the nine months ended March 31, 2021, an increase of $109,873, or 0.7%.

Operating Expenses

Our operating expenses increased to $4,285,209 for the nine months ended March 31, 2022, compared to $2,313,531 for the nine months ended March 31, 2021, an increase of $1,971,678, or 85%. The increase is primarily due to $2,259,576 of operating expenses related to supporting the addition of EV charging to the Company’s consumer engagement platform as part of a major strategic initiative to monetize additional points of contact during consumer travel and travel planning, partially offset by a reduction of $287,898 in software development costs.

Other (Expense) Income

Our other expense, net, increased by $2,985,385, or 183%, for the nine months ended March 31, 2022. The increase is primarily the result of increases in amortization of debt discounts, deferred financings costs, and original issue discounts of $2,101,450, and a loss on AR factoring agreement of $1,040,000, coupled with a prior year gain on change in fair value of derivative liability of $2,505,404, partially offset by prior year initial derivative liability expense of $2,240,908, a decrease in interest expense of $270,908, and a decrease in loss on debt extinguishments and settlements of $149,653.

Net Income from Continuing Operations

We incurred a net loss of $822,537 for the nine months ended March 31, 2022, compared to net income of $2,060,991 for the nine months ended March 31, 2021, a decrease of $2,883,528, or 140%. The net loss is primarily driven by the increases in operating expenses and other expense, net, partially offset by the increase in gross profit, as disclosed above.

Discontinued Operations

For the nine months ended March 31, 2022 and 2021, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations.

Liquidity and Capital Resources

At March 31, 2022, we had $32,724 of cash on-hand, a decrease of $2,440,662 from $2,473,386 at June 30, 2021.

Net cash used in operating activities was $1,712,322 for the nine months ended March 31, 2022, an increase of $2,448,099 from $735,777 generated during the nine months ended March 31, 2021. This increase was primarily due to a decline in net income during the current period as compared to the comparable prior year period, coupled with a decrease in accounts payable and accrued expenses due to increased cash payments in the current year as compared to higher non-cash tri-party offset agreements in the prior year, partially offset by a net increase in non-cash charges and decreases in accounts receivable due to increased cash receipts in the current year as compared to higher non-cash tri-party offset agreements in the prior year with our largest vendor and customer.

Net cash used in investing activities was $2,357 for the nine months ended March 31, 2022 as compared to $3,064 used in investing activities for the nine months ended March 31, 2021. The decrease was due to a decrease in capital expenditures.

Net cash used in financing activities increased by $1,254,802 to $756,002 for the nine months ended March 31, 2022, compared to net cash provided by financing activities of $498,800 for the nine months ended March 31, 2021. This increase was primarily due to increased repayments of debt, coupled with decreased proceeds from issuances of promissory notes.

Going Concern

We generated a net loss of $822,537 and net income of $2,060,991 for the nine months ended March 31, 2022 and 2021, respectively. We used cash in operating activities of $1,712,322 and generated cash in operating activities of $735,777 for the nine months ended March 31, 2022 and 2021, respectively. At March 31, 2022, we had a working capital surplus of $11,396,572, and an accumulated deficit of $226,883,946. While these factors alone may raise doubt as to the Company’s ability to continue as a going concern, management believes the Company’s present and expected cash flows will enable it to meet its obligations for a period of twelve months from the date of this filing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 4, 2022, a shareholder derivative complaint was filed in the Circuit Court for Montgomery, Maryland by Martin Smiley, Karen Durando, Abraham Biderman, Eagle Strategic Advisers, LLC, Congregation Chazon Avrohom and Edward Suozzo against Mr. Bhatnagar and the Company, as nominal defendant. Mr. Bhatnagar and the Company dispute the allegations made in such complaint and are vigorously defending against such suit.

In April 2021, a class action complaint for violation of federal securities laws was filed which names our Chief Executive Officer, Anshu Bhatnagar, our former Chief Financial Officer, Christopher Cutchens and Verus, as defendants. This class action complaint was filed on behalf of all persons and entities who purchased or otherwise acquired securities of Verus between June 17, 2019 and October 8, 2020. On November 9, 2021 this complaint was dismissed by the United States District Court for the District of Maryland.

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

Other than disclosed above, there are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on October 13, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K, except as set forth below:

●	1,250,000 shares of the Company’s common stock were issued on October 18, 2021 to an accredited investor for the partial conversion of a promissory note; and

●	1,250,000 shares of the Company’s common stock were issued on December 31, 2021 to an accredited investor for the partial conversion of a promissory note.

●	3,352,066 shares of the Company’s common stock were issued to the Company’s Chief Executive Officer which extinguished the note payable attributable to the cancellation of common stock as further described in Note 9: Stockholders’ Equity.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2022.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As previously disclosed, the Company entered into a Software Product License Agreement with ETI, LLC (“ETI”), pursuant to which the Company would develop certain proprietary software comprised of a cloud-based learning management system, and provide ETI with use of the Company’s software as part of the products and services offered within the course of ETI’s business (the “Original Agreement”).

On May 6, 2022, to amend, modify and clarify certain terms and conditions set forth in the Original Agreement, restating and replacing the Original Agreement in its entirety, the Company and ETI entered into the Amended and Restated Software Product License Agreement (the “Agreement”). Pursuant to the Agreement, ETI shall continue to pay the Company a monthly fee of $2,500,000 and the Company will invoice ETI on a monthly basis for all license and services fees and related expenses, with amounts invoiced payable within 90 days. The software service provided by the Company to ETI is a limited, revocable, non-exclusive, non-transferable, and royalty-free license. ETI shall have the right to access and use the Company’s software, solely as provided in the Agreement, for valid business purposes only and as part of the products and services provided by the business. The Agreement has a term of three years, and either party may terminate the Agreement at any time upon delivery of 30 calendar days’ advance written notice.

The above description contains only a brief description of the material terms of the Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the full text.

Item 6. Exhibits.

Exhibit Number	Description

3.01	Form of Audit Committee Charter (Incorporated by reference to Form 8-K, Exhibit 3.01, filed January 25, 2022)
3.02	Form of Compensation Committee Charter (Incorporated by reference to Form 8-K, Exhibit 3.02, filed January 25, 2022)
3.03	Form of Nominating and Corporation Governance Committee Charter (Incorporated by reference to Form 8-K, Exhibit 3.03, filed January 25, 2022)
10.1	Form of Director Agreements (Incorporated by reference to Form 8-K, Exhibit 10.1, filed September 2, 2021)
10.2	Form of Employment Agreement between the Company and Angelia Hrytsyshyn (Incorporated by reference to Form 10-Q, Exhibit 10.2, filed November 22, 2021)
10.3	Form of Amended and Restated Employment Agreement between the Company and Anshu Bhatnagar (Incorporated by reference to Form 8-K, Exhibit 10.3, filed January 25, 2022)
10.4	Form of Amended and Restated Employment Agreement between the Company and Angelia Hrytsyshyn (Incorporated by reference to Form 8-K, Exhibit 10.4, filed January 25, 2022)
10.5	Form of Director Agreement (Incorporated by reference to Form 8-K, Exhibit 10.5, filed January 25, 2022)
10.6	Form of Demand Promissory Note (Incorporated by reference to Form 8-K, Exhibit 4.01, filed March 18, 2022)
10.7	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K, Exhibit 4.1, filed April 22, 2022)
10.8	Form of Securities Promissory Note (Incorporated by reference to Form 8-K, Exhibit 4.2, filed April 22, 2022)
10.9*	Amended and Restated Software Product License Agreement between the Company and ETI Systems, LLC
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mPhase Technologies, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)
June 17, 2022

